Form 10-K
period 2012-12-31
Starz, LLC
filed 2013-02-27
CIK 1559270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 333-184551

Starz, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8988475 (I.R.S. Employer Identification No.)

8900 Liberty Circle Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (720) 852-7700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No__X_
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___ No __X_
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes____ No__X_
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X__ No____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X_
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer __X_	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
No common stock is held by non-affiliates of the Registrant. The Registrant is a wholly-owned subsidiary of Starz, which holds all of the issued and outstanding shares of the Registrant.
The Registrant meets the conditions set forth in General Instruction I(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
Documents Incorporated by Reference
None.

STARZ, LLC
2012 ANNUAL REPORT ON FORM 10-K

i

For convenience, the terms “Starz, LLC,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to Starz, LLC, and collectively to Starz, LLC and its majority-owned and controlled subsidiaries, unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as forward-looking statements. All statements included in this Annual Report on Form 10-K other than statements of historical fact or current fact are forward-looking statements that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond our control and could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “could,” “expect,” or the negative thereof, or other words of similar meaning. In particular, these include, but are not limited to, statements of our current views and estimates of future economic circumstances, industry conditions in domestic and international markets, and our future performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results to differ materially from the anticipated results and expectations expressed in such forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following:

•
changes in the nature of key strategic relationships with multichannel video programming distributors (“MVPDs”) and content providers and our ability to maintain and renew affiliation agreements with MVPDs and programming output agreements with content providers on terms acceptable to us;

•	distributor demand for our products and services, including the impact of higher rates paid by our distributors to other programmers, and our ability to adapt to changes in demand;

•
consumer demand for our products and services, including changes resulting from the unwillingness of certain distributors to allow us to participate in cooperative marketing campaigns, and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	the cost of and our ability to acquire or produce desirable original programming;

•	the cost of and our ability to acquire desirable theatrical movie content;

•	disruption in the production of theatrical films or television programs due to strikes by unions representing writers, directors or actors;

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on-demand, and IP television and their impact on media content consumption;

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development and deployment of new business lines and business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	our future financial performance, including availability, terms and deployment of capital;

•	the ability of our suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation, including matters described in the notes to our consolidated financial statements;

•	availability of qualified personnel;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”), and/or adverse outcomes from regulatory proceedings;

•	changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations;

•	general economic and business conditions and industry trends, including the current economic downturn;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	rapid technological changes;

•	fluctuation in foreign currency exchange rates; and

•	threatened terrorist attacks or political unrest in international markets.
Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors, many of which are beyond our control, including those set forth under “Risk Factors.”
In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.
All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this cautionary statement.
PART I.

Item 1.	Business

(a)	General Development of Business
During August 2012, the board of directors of our parent company (f/k/a Liberty Media Corporation, “Old LMC”) authorized a plan to spin off wholly-owned subsidiary Liberty Spinco, Inc. (“Liberty Spinco”) (the “Spin-Off”), which, at the time of the Spin-Off would hold all of the businesses, assets and liabilities of Old LMC not associated with the businesses of Starz, LLC (with the exception of Starz, LLC’s Englewood, Colorado corporate office building). On January 11, 2013, the Spin-Off was effected in a tax-free manner through the distribution, by means of a pro-rata dividend, of shares of Liberty Spinco to the stockholders of Old LMC. As a result, Liberty Spinco became a separate public company on January 11, 2013 and was renamed “Liberty Media Corporation” (“New LMC”). In connection with the Spin-off, the parent company of Starz, LLC was renamed “Starz”. Unless the context otherwise requires, Old LMC is used to refer to Starz, LLC’s parent company when events or circumstances being described occurred prior to the Spin-Off and Starz is used to refer to Starz, LLC’s parent company when events or circumstances being described occurred following the Spin-Off.

In connection with the Spin-Off, Starz, LLC distributed $1.8 billion in cash to Old LMC (paid as follows: $100.0 million on July 9, 2012, $250.0 million on August 17, 2012, $50.0 million on September 4, 2012, $200.0 million on November 16, 2012 and $1.2 billion on January 10, 2013) funded by a combination of cash on hand and borrowings under Starz, LLC’s senior secured revolving credit facility. Such distributed cash was contributed to New LMC prior to the Spin-Off. Additionally, in connection with the Spin-Off, Starz, LLC distributed its Englewood, Colorado corporate office building and related building improvements to Old LMC (and Old LMC transferred such building and related improvements to a subsidiary of New LMC) and then leased back the use of such facilities from this New LMC subsidiary. Following the Spin-Off, New LMC and Starz operate independently, and neither have any stock ownership, beneficial or otherwise, in the other.
On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million of 5% senior notes due September 15, 2019 (the “Senior Notes”). Starz Finance Corp. is a wholly-owned subsidiary of Starz, LLC and was formed for the sole purpose of co-issuing the Senior Notes. Starz Finance Corp. does not and will not have any operations, assets or subsidiaries of its own. The Senior Notes pay interest semi-annually on September 15 and March 15 of each year. The Senior Notes are guaranteed by Starz Entertainment, LLC (“Starz Entertainment”). Starz, LLC used the net proceeds as well as cash on hand to repay and terminate the $500.0 million term loan under its senior secured credit facilities. Starz, LLC registered the Senior Notes under the Securities Act of 1933, as amended, and completed an exchange offer for the Senior Notes on February 13, 2013.
On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of an additional $175.0 million 5.0% senior notes (the “New Notes”), which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from the issuance of the New Notes were used to repay indebtedness under Starz, LLC’s senior secured revolving credit facility. Starz, LLC and Starz Finance Corp. have agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) related to a registered offering to exchange the New Notes for new registered notes having substantially identical terms as the New Notes.

(b)	Financial Information About Operating Segments
Our reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different technologies, content delivery methods and marketing strategies. We identify our reportable segments as those operating segments that represent 10% or more of our consolidated annual revenue, annual Adjusted OIBDA or total assets. Starz Networks (previously referred to as Starz Channels) and Starz Distribution have been identified as reportable segments; however, as we have only three operating segments, Starz Animation is also reported separately. Financial information related to our operating segments can be found in Note 13 to our consolidated financial statements found beginning on page F-2 of this report.

(c)	Narrative Description of Business
We are a wholly-owned subsidiary of Starz. Our business operations are conducted by our wholly-owned subsidiaries Starz Entertainment, Film Roman, LLC (“Film Roman”) and certain other immaterial subsidiaries, and our majority-owned subsidiary Starz Media Group, LLC (“Starz Media”), which is owned 25% by The Weinstein Company LLC (“TWC”).
We provide premium subscription video programming to United States (“U.S.”) MVPDs, including cable operators, satellite television providers and telecommunications companies. We also develop, produce and acquire entertainment content and distribute this content to consumers in the U.S. and throughout the world. Our operations are managed by and organized around our Starz Networks, Starz Distribution and Starz Animation operating segments. Our integrated operating segments enable us to maintain control, and maximize the profitability of our original programming content and its marketing and distribution in the home video, digital (Internet) and television ancillary markets both domestically and internationally, and we are not reliant on other parties to distribute content on our behalf. Our expanding original programming line-up also provides downstream revenue opportunities for our Starz Distribution operating segment to the extent we retain rights to exploit such programming in these ancillary markets both in the U.S. and around the world. A discussion regarding our operating segments follows.

STARZ NETWORKS
Programming Networks
Starz Networks is a leading provider of premium subscription video programming to U.S. MVPDs, including cable operators (such as Comcast and Time Warner Cable), satellite television providers (such as DIRECTV and Dish Network), and telecommunications companies (such as AT&T and Verizon). Starz Networks’ flagship premium networks are Starz and Encore. As of December 31, 2012, these networks were available for subscription in approximately 100 million U.S. multichannel households, defined as households subscribing to services offered by MVPDs, as well as over the Internet, and together Starz and Encore served approximately 56.0 million subscribers. Our third network, MoviePlex, offers a variety of art house, independent films and classic movie library content. Starz and Encore, along with MoviePlex, air over 1,000 movies monthly across 17 linear networks complemented by on-demand and Internet services.
The table below depicts Starz Networks’ 17 existing linear networks and highlights some of their key attributes:

starz

starz
starz KIDS & FAMILY
starz IN BLACK
starz EDGE
starz CINEMA
starz COMEDY

- Flagship network with 6 premium channel offerings
- All 6 channels offered in HD
- Contemporary hit movies, original series and documentaries
- First-run output and library movies
- Growing line-up of original programming
- 21.2 million subscribers as of December 31, 2012

---

encore

encore
encore action
encore drama
encore español
encore family
encore love
encore suspense
encore westerns

- 8 premium channel offerings
- Based on genre themes
- First-run movies and classic contemporary movies
- 34.8 million subscribers as of December 31, 2012

---

movieplex

indieplex
movieplex
retroplex

- 3 premium channel offerings
- Indieplex and Retroplex offered in HD
- Variety of art house, independent films and classic movie library content

Premium networks, like Starz and Encore, air recently released and library film content, along with original series and specials without advertisements. Premium networks are offered by MVPDs to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a-la-carte basis. Subscribers to premium networks have the exclusive opportunity to watch “first run” or new movies when they are first aired on linear television following their initial release in movie theaters.
Demographics
Our Starz networks target a balanced composition of men and women in the 25-54 age group who are parents, have higher levels of education and income of $50,000+ annually. Our Encore networks are sold in both lower level digital programming packages and together with our Starz networks in premium programming packages depending on the distributor. Encore targets male adults in the 35-50 age group (more targeted for the theme channels) with income of $50,000+ annually. MoviePlex is sold primarily in lower level digital programming packages and together with our Encore networks depending on the distributor. Together with its theme channels, IndiePlex and RetroPlex, MoviePlex targets a broad age range of men and women 35 and older with income of $50,000+ annually.
Affiliation Agreements
Our networks are distributed pursuant to affiliation agreements with MVPDs. These agreements require us to deliver programming that meets certain standards and volume of first-run films. We earn revenue under these agreements based on either:

•	the number of subscribers who receive our programming multiplied by rates specified in the agreements, or

•	a fixed monthly payment.
We work with our distributors to increase the number of subscribers to our networks. To accomplish this, we may help fund the distributors’ efforts to market our programming networks or we may permit distributors to offer limited promotional periods without payment of subscriber fees. We believe these efforts will increase our subscribers, improve the awareness of our programming networks and ultimately increase our revenue and margins over the term of our affiliation agreements.
Distributors report the number of subscribers to our networks and pay us for our services, generally on a monthly basis. The agreements are generally structured to be multi-year agreements with staggered expiration dates and generally provide for contractual rate increases or rate increases tied to annual increases in the Consumer Price Index.
Our existing affiliation agreements expire at various dates through 2019. Failure to renew important affiliation agreements, or the termination of those agreements, could have a material adverse effect on our business, and, even if affiliation agreements are renewed, there can be no assurance that renewal rates will equal or exceed the rates that are currently being charged. We have not historically failed to renew an agreement, although agreements have sometimes expired before the renewal was fully negotiated and finalized or continued on a month-to-month basis (in such cases, paid carriage of our programming networks continued unaffected during the periods in which the agreements were being negotiated).
As of December 31, 2012, we had 21.2 million Starz linear channel subscribers and 34.8 million Encore linear channel subscribers. Our subscriber numbers do not include subscribers who receive our programming over the Internet or who receive our programming free as part of a promotional offer.
For the year ended December 31, 2012, revenue received under affiliation agreements with Comcast and DIRECTV each accounted for at least 10% of Starz, LLC’s revenue.
Programming
The programming on our networks includes programming that we license from studios and other rights holders and original programming that we control, either through outright ownership or through licensing arrangements. Programming costs represent our single largest expense.
Output and Other Content License Agreements
The majority of the content on our programming networks consists of films that have been released theatrically. We have exclusive long-term output licensing agreements with The Walt Disney Company (“Disney”) and Sony Pictures Entertainment, Inc. (“Sony”) for all qualifying films released theatrically by these companies’ movie studios. Our licensing agreements cover all qualifying films that are released theatrically in the U.S. by studios owned by Disney through 2015 and all qualifying films that are released theatrically in the U.S. by studios owned by Sony through 2021. On February 11, 2013, we announced a new, multi-year output licensing agreement for theatrically released motion pictures from Sony that extends our relationship with Sony through 2021. The previous agreement had covered motion pictures released theatrically through 2016. The rights we license from Disney and Sony on an exclusive basis during our license periods include linear television, on-demand and Internet, among others.
Under these agreements, our networks have valuable exclusive rights to air new movies on our linear television channels, on-demand or over the Internet during two or three separate windows over a period of approximately eight to ten years from their initial theatrical release. Generally, except on a video on-demand or pay-per-view basis, no other network,

Internet streaming or other video service may air or stream these recent releases during our first two windows and no other premium subscription service may air or stream these releases between our first two windows. Examples of recent Hollywood blockbusters that are exclusively aired or will be aired by our networks in 2013 include The Amazing Spiderman, Brave, Men In Black 3, Pirates of the Caribbean: On Stranger Tides, 21 Jump Street and Wreck-it Ralph.
We have licensed theatrical titles from Disney since 1994. We currently license films released by Disney under the Disney, Touchstone, Pixar and Marvel labels. We do not license films produced by DreamWorks that are released by Disney. Our licensing agreement with Sony, which began in 2001, includes all titles released under the Columbia, Screen Gems, Sony Pictures Classics and TriStar labels.
We also license library content comprised of older, previously released theatrical films from many of Hollywood’s major studios, including Lionsgate, MGM, Paramount, Sony, Twentieth Century Fox, Universal and Warner Bros. In addition to theatrical films, we license made for television movies, series and other content from studios, production companies or other rights holders. We license library content primarily on an exclusive basis, with virtually the same and, in some cases, more expansive exhibition rights than our output agreements. The rights agreements for our library content are of varying duration and generally permit our programming networks to exhibit these films, series and other programming during certain window periods.
A summary of our significant output and library programming agreements follows:

Summary of Significant Output Programming Agreements		Summary of Significant Library Programming Agreements
Studio	Term(1)	Studio	Term
Sony	12/2021	Lionsgate	09/2025
Disney (aka Buena Vista)	12/2015	Sony Pictures	11/2020
Anchor Bay Entertainment, LLC	06/2015	Paramount	10/2020
		MGM	06/2018
		Warner Bros.	01/2017
		Universal	02/2016
		Twentieth Century Fox	08/2013

(1)	Dates based on initial theatrical release.
Original Programming
We contract with independent production companies, including Pacific Renaissance, Lionsgate Television and BBC Worldwide Limited, among others, to produce the majority of the original programming that appears on our networks. These contractual arrangements provide us with either:

•
Outright ownership of the programming, in which case we wholly-own the series and receive all distribution and other rights to the content. These distribution and other rights can be monetized through Starz Distribution or third-party distribution organizations,

•	An exclusive U.S. pay television license and other distribution or ancillary rights covering specific territories for specified periods of time, or

•	An exclusive U.S. pay television license which provides for the programming to appear only on our Starz and Encore networks for specified periods of time.
At times, we retain certain rights to exploit our original programming in the home video, digital (Internet) and television ancillary markets both in the U.S. and around the world. These ancillary markets create downstream revenue opportunities for our Starz Distribution operating segment.

A summary of our original programming series that have aired or will air on the Starz network is as follows:

Original Series/Key Cast	Air Date	Ownership Rights	Description
Black Sails (Key Cast: Toby Stephens, Hanna New, Luke Arnold)	1Q’14	All Rights
Executive Producer Michael Bay’s story chronicles the adventures of fabled buccaneer Captain Flint and his men. Threatened with extinction on all sides, they fight for the survival of New Providence Island, the most notorious criminal haven of its day—a debauched paradise teaming with pirates, prostitutes, thieves and fortune seekers, a place defined by both its enlightened ideals and its stunning brutality.

White Queen (Key Cast: Rebecca Ferguson, Janet McTeer, Max Irons)	3Q’13	All Rights excluding U.K. pay television and SVOD rights and all Benelux rights
Adaptation of Philippa Gregory’s best-selling historical novel about the iconic period of English history known as the “War of the Roses” in which two branches of the same royal family fight over the English throne.  It is a stunningly rich tale of love and loss, seduction and deception, betrayal and murder, vibrantly weaving the stories of three different yet equally driven women in their quest for power.

Magic City Season 2 (Key Cast: Jeffrey Dean Morgan, Olga Kurylenko, Danny Huston)	3Q’13	All Rights
In Season 2, Ike Evans risks everything in a life and death battle to rid his Miramar Playa Hotel of the mob and Ben “The Butcher” Diamond. But will the price of his victory be too high? For what will it profit a man if he gains the whole world and loses his soul?

Da Vinci’s Demons (Key Cast: Tom Riley, Laura Haddock, Lara Pulver)	2Q’13	All Rights U.S.; English Speaking Canada
In a world where thought and faith are controlled, Leonardo Da Vinci fights to set knowledge free. The tortured genius defies authority and throws himself into the future, forever changing the fate of mankind.

Spartacus: War of the Damned (Key Cast: Liam McIntyre, Manu Bennett, Dustin Clare)	1Q’13	All Rights	Having lost a significant part of his army (and friends) in the Season 2 finale, Spartacus must make the decision to carry on and march toward Rome or forego his vengeance and return home to Thrace.
Boss Season 2 (Key Cast: Kelsey Grammer, Connie Nielsen, Kathleen Robertson)	3Q’12	U.S. Pay TV Only
Mayor Tom Kane’s grip on Chicago is more intense than ever. After nearly losing his career, his family and his mind, Kane turns to solidifying his power. Through all this, Kane struggles to keep his debilitating brain disease in check in his quest for the last thing that matters to him—his legacy.

Magic City (Key Cast: Jeffrey Dean Morgan, Olga Kurylenko, Danny Huston)	2Q’12	All Rights
Miami Beach, New Year’s Eve, 1959. Castro’s rebels seize Havana while the Kennedys, the mob and the CIA all hold court at the luxurious Miramar Playa Hotel. This is Ike Evans’ place, and he used mob boss, Ben “The Butcher” Diamond, to finance it. With diving clowns by day and escorts at night, nothing’s what it seems in Magic City.

Spartacus: Vengeance (Key Cast: Liam McIntyre, Lucy Lawless, Manu Bennett, Peter Mensah)	1Q’12	All Rights
On the heels of the bloody escape from the House of Batiatus that concluded “Spartacus: Blood and Sand,” the gladiator rebellion continues and begins to strike fear into the heart of the Roman Republic.

Boss Season 1 (Key Cast: Kelsey Grammer, Connie Nielsen, Kathleen Robertson)	4Q’11	U.S. Pay TV Only
Mayor of Chicago, Tom Kane knows what his city needs and isn’t afraid to use any means necessary to get things done, but when a degenerative brain disorder starts ripping away his personality he can no longer trust his memory, allies, or even himself.

Torchwood (Key Cast: John Barrowman, Mekhi Phifer, Eve Myles)	3Q’11	U.S. Pay TV Only	Season 4 of the popular British series; one day, all across the world, nobody dies; the result: a population boom, overnight; but this can’t be a natural event—someone’s got to be behind it.

Original Series/Key Cast	Air Date	Ownership Rights	Description
Camelot (Key Cast: Jamie Campbell Bower, Joseph Fiennes, Eva Green)	2Q’11	All Rights U.S.
In the wake of King Uther’s sudden death, chaos threatens to engulf Britain. When the sorcerer Merlin has visions of a dark future, he installs the young and impetuous Arthur, Uther’s unknown son and heir.

Spartacus: Gods of the Arena (Key Cast: John Hannah, Lucy Lawless, Dustin Clare)	1Q’11	All Rights	The House of Batiatus is on the rise, basking in the glow of its infamous champion Gannicus; prequel to Spartacus: Blood & Sand.
The Pillars of the Earth (Key Cast: Rufus Sewell, Ian McShane, Donald Sutherland)	3Q’10	U.S. Pay TV Only	Mini-series of the popular Ken Follett novel of the same name.
Party Down Season 2 (Key Cast: Adam Scott, Megan Mullally, Ken Marino)	2Q’10	All Rights	Comedy about Hollywood wannabees working for a catering company.
Gravity (Key Cast: Krysten Ritter, Ivan Sergei, Eric Shaeffer)	2Q’10	All Rights	Dark comedy about a group of eccentric individuals in an out-patient program for suicide survivors.
Spartacus: Blood & Sand (Key Cast: Andy Whitfield, Lucy Lawless, John Hannah)	1Q’10	All Rights	Graphic and visceral series about the Roman Republic’s most infamous rebel.
The fourth and final season of the Spartacus franchise, Spartacus: War of the Damned, premiered on January 25, 2013 to 3.1 million viewers for the weekend. The Spartacus franchise, which includes Spartacus: Blood and Sand, Spartacus: Gods of the Arena, Spartacus: Vengeance, and Spartacus: War of the Damned, has performed exceptionally well for our Starz network. Completed seasons of this franchise have averaged 6 million viewers per episode and ranked as the number one rated Friday show on cable among adults (18+) for 26 of 29 episode premieres. The Spartacus franchise has also performed well for our Starz Distribution operating segment. In home video, the Spartacus franchise has sold approximately 2.9 million units since the first season was released in September 2010. In television, this series is currently licensed in approximately 200 territories worldwide, representing approximately 60 distinct licenses. Of these licenses, 80% have committed to, or have the option to license, all seasons of this franchise.
Viewership for the first season of Magic City averaged over 3 million viewers per episode and, according to Nielsen, ranked in the top 10 rated cable programs among adults (18+) on Friday for each of the 8 episode premieres. Viewership for the two seasons of Boss averaged 2.6 million viewers per episode and, according to Nielsen, 11 of the 18 episodes ranked in the top 20 rated cable programs among adults (18+) on Friday for each of those episode premieres. In November 2012, we made the decision to not renew Boss for a third season.
Transmission
We uplink our programming to five non-preemptible, protected transponders on three satellites positioned in geo-synchronous orbit. These satellites feed our signals to various swathes of the Americas. We lease these transponders under long-term lease agreements. These transponder leases have termination dates ranging from 2018 to 2021. We transmit to these satellites from our uplink center in Englewood, Colorado. We have made arrangements at a third party facility to uplink our linear channels to these satellites in the event we are unable to do so from our uplink center.

Competition
Our programming networks operate in highly competitive markets. We compete with other programming networks, including premium television network providers HBO/Cinemax, Showtime and EPIX, for viewing and subscribership by each distributor’s customer base. Our networks compete not only with other programming networks and other content available from our distributors, but also with over-the-air broadcast television, Internet-based video and other online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information and entertainment.
We also compete with other content providers to secure desired entertainment programming. The success of our business depends on our ability to license and produce content for our programming networks that is adequate in quantity and quality and will generate satisfactory subscriber levels. A portion of our original programming and a majority of our theatrical movie content are obtained through agreements with other parties that have produced or own the rights to such programming. Other programming networks that are affiliated with programming sources such as movie or television studios or own film libraries may have a competitive advantage over us in this area. With respect to the acquisition of programs and movies that are not produced by or specifically for our networks, our competitors include national broadcast television networks, local broadcast television stations, other premium television networks, other cable programming networks and online video distributors. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
Regulatory Matters
In the U.S., the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and MVPDs that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the U.S. are also regulated by municipalities or other state and local government authorities. Cable television systems are currently subject to federal rate regulation on the provision of basic service, except where subject to effective competition under FCC rules, which has become increasingly widespread. Continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services. Regulatory carriage requirements also could adversely affect the number of channels available to carry our programming networks.
Regulation of Carriage of Broadcast Stations
The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect our programming networks by limiting the carriage of our services in cable systems with limited channel capacity.
Closed Captioning
The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that require, among other things, video programming owners to send caption files for Internet protocol (“IP”) delivered video programming to video programming distributors and providers along with program files. A four year implementation period for the IP-delivered programming captioning requirements began in March 2012.
Commercial Advertisement Loudness Mitigation (“CALM”) Act
Congress enacted the Commercial Advertisement Loudness Mitigation (“CALM”) Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. The FCC’s CALM Act implementing regulations are effective on December 13, 2012. Although the FCC’s CALM Act regulations place the primary compliance responsibility on MVPDs, the FCC’s “safe harbor” compliance approach, which requires programmers to issue “widely available” CALM Act compliance certifications to MVPDs, effectively shifts that responsibility to programmers.
Copyright Regulation
We are required to obtain any necessary music performance rights from the rights holders. These rights generally are controlled by the music performance rights organizations of the American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI) and the Society of European Stage Authors and Composers (SESAC), each with rights to the music of various artists.
Satellites and Uplink
In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the U.S. by the World Radiocommunication Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services. The FCC also regulates the earth stations uplinking to and/or downlinking from such satellites.
Program Access
Because overlapping attributable interests continue to exist between us and entities owning cable systems, we remain subject to the FCC’s program access and antidiscrimination rules. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs on terms and conditions that do not unfairly discriminate among distributors. As part of the FCC’s 2008 order approving Old LMC’s acquisition of a controlling interest in DIRECTV, the FCC imposed program access conditions on Old LMC and its affiliated entities, including us. Under this order, as amended by the FCC’s October 5, 2012 order allowing the general restrictions on exclusive contracts to expire, we are required to make our programming services available to all MVPDs on nondiscriminatory terms and conditions. We are also currently subject to the program access rules due to interests held by Liberty Global, Inc. in a cable television system in Puerto Rico, which interests are attributable to us under FCC rules. In 1998, the FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things.
Internet Services
To the extent that our programming services are distributed through Internet-based platforms, we must comply with various federal and state laws and regulations applicable to online communications and commerce. Congress and individual states may consider additional legislation addressing online privacy and other issues.
Proposed Changes in Regulation
The regulation of programming services, cable television systems, DBS providers, broadcast television licensees and Internet-distributed services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be materially adversely affected by future legislation, new regulation or deregulation.
STARZ DISTRIBUTION
Our Starz Distribution operating segment includes the operations of our Home Video, Digital Media and Worldwide Distribution businesses.
Sales and Distribution
Through our majority-owned subsidiary Anchor Bay Entertainment, LLC (“Anchor Bay Entertainment”), our Home Video business unit sells or rents DVDs (standard definition and Blu-ray™) under the Anchor Bay and Manga brands, in the U.S., Canada, United Kingdom and Australia and other international territories to the extent we have rights to such content in international territories. Anchor Bay Entertainment develops and produces certain of its content and also acquires and licenses various titles from third parties. Certain of the titles produced or acquired by Anchor Bay Entertainment air on Starz Networks’ Starz and Encore networks. Anchor Bay Entertainment also distributes other titles acquired or produced by us including the Starz Networks’ original programming content, Overture Films, LLC’s (“Overture Films”) titles (as discussed below), and TWC’s titles. These titles are sold to and distributed by regional and national retailers and other distributors, including Wal-Mart, Target, Best Buy, Ingram Entertainment, Amazon and Netflix. Generally, retailers have the right to return unsold products. Anchor Bay Entertainment records its revenue net of an allowance for future returns of unsold product.
Our Digital Media business unit is a distributor of digital and on-demand content for our owned content and content for which we have licensed the non-pay television ancillary rights (including Overture Films’ titles) in the U.S. and throughout the world to the extent we have rights to such content in international territories. Digital Media receives fees for such services from a wide array of partners and distributors. These range from traditional MVPDs, Internet/mobile distributors, game developers/publishers and consumer electronics companies. Digital Media also distributes Starz Networks’ original programming content and TWC’s titles.
Our Worldwide Distribution business unit is a global distributor of movies, television series, documentaries, children’s programming and other video content. Worldwide Distribution exploits our owned content and content for which we have licensed ancillary rights (including Overture Films’ titles) on free or pay television in the U.S. and throughout the world on free or pay television and other media to the extent that we have rights to such content in international territories. Worldwide Distribution also distributes Starz Networks’ original programming content.
In July 2010, we elected to shut down our theatrical production and distribution operations conducted by our subsidiary Overture Films. Overture Films’ library of 19 released films was retained by us and will continue to be exploited.
Overture Films produced and acquired live action theatrical motion pictures for release domestically and throughout the world. Overture Films distributed its movies theatrically in the U.S. Our Starz Distribution operating segment provides home video, digital and television distribution in the U.S., while Overture Films has entered into distribution agreements with Paramount Pictures and Alliance Atlantis to distribute its product internationally, to the extent it controls such rights. All of Overture Films’ titles appear on the Starz and Encore networks during their pay television windows.
Content
Starz Distribution develops and produces certain of its content and also acquires and licenses various titles from third parties. Starz Distribution also distributes other titles acquired or produced by us, including Starz Networks’ original programming content, Overture Films’ titles and TWC’s titles. Amortization of content acquisition costs and royalty and participation payments to its content licensors represents Starz Distribution’s largest expense.
Marketing
The majority of Starz Distribution’s marketing is performed by our Home Video business unit. Anchor Bay Entertainment markets and advertises each title prior to and during release generally through the use of a combination of television and other media related advertising and discounts, rebates and cooperative advertising with retailers depending on the specific genre, demographic appeal and the overall sales expectations for the title.
Fox Agreement
In July 2010, Anchor Bay Entertainment outsourced substantially all of its home video fulfillment services, including DVD manufacturing and distribution, to Twentieth Century Fox Home Entertainment LLC (“Fox”). Previously, Anchor Bay Entertainment had outsourced substantially all of its home video distribution services, including DVD manufacturing and distribution, to Sony Pictures Home Entertainment, Inc. Anchor Bay Entertainment does not outsource its sales or marketing functions and maintains its own marketing team and sales force. Anchor Bay Entertainment believes the agreement with Fox provides supply chain efficiencies due to the combined volume of titles provided by Anchor Bay Entertainment and Fox (Fox also has fulfillment agreements with Lionsgate and MGM), while not compromising Anchor Bay Entertainment’s control over its products and retail relationships.
Weinstein Agreement
Effective in January 2011, Anchor Bay Entertainment entered into a five-year license agreement with TWC for the distribution, by our Home Video and Digital Media business units, of certain of TWC’s theatrical releases. Anchor Bay Entertainment pays advances to TWC based on a percentage of the U.S. box office and the genre of each film and earns a fee for the distribution of such theatrical releases. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to TWC under this agreement up to $50.0 million.
Competition
Starz Distribution’s markets are highly competitive, especially for DVD sales. Anchor Bay Entertainment competes to sell DVDs against all of the major Hollywood studios, including Disney, Paramount, Sony, Twentieth Century Fox, Universal and Warner Bros. as well as smaller studios such as Lionsgate. All of these studios distribute their theatrical, television and other titles acquired from third parties on DVD. Anchor Bay Entertainment also competes with independent home video distributors, like itself, which are not affiliated with a Hollywood studio such as Entertainment One, Gaiam Media, RLJ Entertainment and Magnolia Pictures. Like the Hollywood studios, Anchor Bay Entertainment has a direct vendor relationship with the major North American retailers (such as Wal-Mart, Target, Best Buy, etc.).
Not only does Anchor Bay Entertainment compete with Hollywood studios for ultimate consumer sales of DVDs, but it also competes with them for “placement” at retailers and other distributors. Placement refers to the location in a store or on a website where Anchor Bay Entertainment’s content is placed for sale as well as the actual amount of physical shelf space allotted to a release.
Anchor Bay Entertainment competes with Hollywood studios and other DVD distributors to acquire the rights to sell or rent DVDs. Anchor Bay Entertainment’s ability to license and produce quality content in sufficient quantities has a direct impact on its ability to acquire shelf space at retail locations and on websites. In addition, Anchor Bay Entertainment’s DVD sales are impacted by the myriad of choices consumers have to view entertainment content, including over-the-air broadcast television, cable television networks, Internet-based video and other online services, mobile services, radio, print media, motion picture theaters and other sources of information and entertainment.
STARZ ANIMATION
Our Starz Animation operating segment, through our wholly-owned subsidiary Film Roman, develops and produces two-dimensional animated content on a for-hire basis for distribution theatrically and on television for various third party entertainment companies.

STRATEGY AND CHALLENGES
Our mission is to be a leading global entertainment brand providing powerful and immersive experiences. To that end, our goal is to provide our distributors and their subscribers with high-quality, differentiated premium video services available on multiple viewing platforms.
Strategy
Our strategy is based on the following four strategic objectives:
Deepen relationships with core network distributors. We have long-term relationships with the largest MVPDs in the U.S. We have maintained uninterrupted carriage and have been successful in renewing our affiliation agreements with our distributors in the past. Our increasingly broad content offerings and services help drive the profitability of these distributors. Many of these distributors have included our Starz and Encore networks in some of their best performing programming packages.
We plan to create valuable new products and services, like our authenticated online offerings Starz Play, Encore Play and MoviePlex Play, that will assist our distributors in strengthening their product offerings. We expect these efforts to solidify our relationships with our distributors by assisting us in renewing and extending our affiliation agreements and increasing our subscribers.
Expand our slate of compelling, immersive, and differentiated original programming. We believe that a differentiated network brand and long-term shareholder value rests on having greater scale and output of exclusive original programming. We continue to look at how we can best increase the rate of deployment of original programming. Various mechanisms exist to prudently and economically increase original programming, including enhancing our in-house production capabilities, co-productions, and licensing arrangements. For example, our recent multi-year agreement with BBC Worldwide Limited enables us to share financial exposure for high quality new productions. Da Vinci’s Demons, the first original series greenlit under this agreement, will premiere in April 2013.
In 2012, we aired three original series (Spartacus: Vengeance, Magic City Season 1 and Boss) and plan to air four original series in 2013 (Spartacus: War of the Damned, Da Vinci’s Demons, Magic City Season 2 and White Queen) representing a relatively small portion of our total programming lineup. Over time, we plan to increase our original programming so that our viewers will have an opportunity to see a new Starz original program or a new season of an existing Starz original throughout the year.
We intend to create unique and fully immersive content ecosystems around our original programming and theatrical movie content such as authenticated online offerings, second screen and social media integration.
Optimize existing and emerging distribution opportunities. We seek to monetize the digital rights we control for our exclusive original programming content and those under our programming licensing agreements with the major studios. We look to do this to the fullest extent possible while maintaining wholesale pricing consistent with the premium nature of our services. We seek opportunities to license services to our traditional distribution partners, targeting authenticated subscribers, as well as online video providers to the extent such online video providers include our services in a premium programming tier.
Establish Starz as a leading premium content brand. We intend to increase our Starz brand awareness, perception and loyalty among our distributors to attract new and retain existing subscribers. To this end, we will continue to focus our marketing efforts on improving the recognition of our brand as a premier provider of premium entertainment, including compelling original series, as well as first run and classic Hollywood movies. To enhance our brand recognition, we intend to continue to focus our marketing investment on original series, and utilize cross-channel advertising with our MVPDs, advertising in select print outlets, online advertising (including social media) and outdoor billboards in major cities.

Challenges
We face certain key challenges in our attempt to achieve our strategic goals, including:
Our ability to renew and extend affiliation agreements with key distributors on favorable terms. During the fourth quarter, we agreed to multi-year extensions with several of our distributors. The financial terms of the extensions with two distributors are generally less favorable than the financial terms in the prior affiliation agreements. These less favorable financial terms would have resulted in an approximate reduction of 3% of Starz Networks’ revenue for the year ended December 31, 2012, on a pro forma basis, had the extended agreements been in effect on January 1, 2012. The agreements with these two distributors provide for contractually agreed upon increases in the amounts we receive on an annual basis beginning on the first anniversary of the extensions.
Our ability to continue to acquire or produce affordable programming content, including original programming content that appeals to our distributors and our viewers. In December 2012, Disney informed us that it would not extend its licensing agreement with us beyond its expiration on December 31, 2015. We will continue to receive films from Disney’s Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels through December 31, 2015 with initial license periods for such films extending into 2017. We are evaluating our options with respect to replacement of the Disney content following expiration of the licensing agreement, including the production of additional original content.
We also face certain other challenges in our attempt to meet our strategic goals, including:

•	Potential loss of subscribers due to economic conditions and competition from other networks and video programming services.

•	Potential consolidation of our distributors.

•	Increased rates paid by our distributors to carry broadcast networks and sports networks may make it more difficult for consumers to afford premium video services.

•	Our distributor’s willingness to market our networks and other services.

•	Our ability to react to changes in viewer habits related to technologies such as DVRs, video-on-demand, Internet-based content delivery, Blu-ray™ players and mobile devices.
EMPLOYEES
As of December 31, 2012, we had 926 full-time and part-time employees, of which 121 employees are represented by unions. We have not experienced any work stoppages with respect to our union employees and we consider our employee relations to be good.
CORPORATE INFORMATION
Starz, LLC is a Delaware limited liability company, formed on August 10, 2006, with principal executive offices located at 8900 Liberty Circle, Englewood, Colorado 80112. Our main telephone number at that location is (720) 852-7700.

(d)	Financial Information About Geographic Areas
Information about our geographic areas can be found in note 12 to our consolidated financial statements found beginning on page F-2 of this report.

(e)	Available Information
All of our current and our future filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings, are available on our Internet website free of charge as soon as reasonably practicable after we file such material with the SEC. Our website address is www.starz.com.
The information contained on our website is not incorporated by reference herein.

Item 1A. Risk Factors
The risks described below and elsewhere in this Annual Report on Form 10-K are not the only ones facing our company. In the event any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. The risks described below are those that we currently believe may materially affect us. Additional risks not presently known to us, or that we currently consider immaterial, may also materially adversely affect us.
This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.
RISKS RELATED TO OUR BUSINESS
If economic instability persists in the U.S. or in other parts of the world, our results of operations could be adversely affected.
Our business is affected by prevailing economic conditions. Financial instability or a general decline in economic conditions in the U.S. could affect our business in an adverse manner. Decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages on which our Encore and Movieplex networks are sometimes carried and premium video programming packages and premium a-la-carte where our Starz networks are typically carried. This reduction in spending could lead to a decrease in the number of subscribers to our networks from MVPDs, which would have a materially adverse impact on our business, financial condition and results of operations.
We depend on MVPDs that carry our programming, and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all.
We currently distribute our programming through affiliation agreements with many MVPDs, including Comcast, DIRECTV, Dish Network, Time Warner Cable, Charter, Cox, Cablevision, AT&T and Verizon. Our affiliation agreements with distributors are scheduled to expire at various dates through 2019. We agreed to multi-year extensions with several of our distributors during the fourth quarter of 2012. The financial terms of the extensions with two distributors are generally less favorable than the financial terms in the prior affiliation agreements. These less favorable financial terms would have resulted in an approximate reduction of 3% of Starz Networks’ revenue for the year ended December 31, 2012, on a pro forma basis, had the extended agreements been in effect on January 1, 2012. The agreements with each of these two distributors provide for contractually agreed upon increases in the amounts we receive on an annual basis beginning on the first anniversary of the extensions. The largest MVPDs have significant leverage in their relationship with certain programming networks. As of September 30, 2012, the two largest cable distributors provided service to approximately 34% of U.S. multichannel households, while the two largest direct broadcast satellite distributors provided service to an additional 34% of such households. Further consolidation among MVPDs could increase this leverage.
In some cases, if a distributor is acquired, the affiliation agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to affiliation agreements with us that are more favorable to us would adversely impact our business, financial condition and results of operations.
The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. We may be unable to obtain renewals with our current distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry our programming. Although we consider our current levels of distribution pursuant to affiliation agreements with terms expiring during 2013 to be ordinary course, the failure to successfully renew or negotiate new affiliation agreements covering a material portion of multichannel television households could result in a discontinuation of carriage that would materially adversely affect our subscriber growth, revenue and earnings which would materially adversely affect our business, financial condition and results of operations.

Because a limited number of MVPDs account for a large portion of our business, the loss of any significant distributor would materially adversely affect our business, financial condition and results of operations.
Our programming networks depend upon agreements with a limited number of MVPDs. For the year ended December 31, 2012, Comcast and DIRECTV each accounted for at least 10% of Starz, LLC’s revenue. The loss of any significant distributor would have a materially adverse effect on our business, financial condition and results of operations.
Occasionally we have disputes with our distributors over the terms of our carriage, such as how the distributor markets our services (such as free offers), or other contract terms. If not resolved through business negotiation, such disputes could result in litigation or termination of an existing agreement. Termination of a significant existing agreement resulting in the loss of distribution of our programming to a material portion of our multichannel television households would materially adversely affect our subscriber growth, revenue and earnings and have a materially adverse effect on our business, financial condition and results of operations. See “Item 3. Legal Proceedings.”
Increasing rates paid by MVPDs to other programmers may result in increased rates charged to their subscribers for their services, making it more costly for subscribers to purchase our Starz and Encore services, which may result in fewer subscribers to our services and may materially adversely affect our business, financial condition and results of operations.
The amounts paid by MVPDs to certain programming networks for the rights to carry broadcast networks and sports networks have increased substantially in recent years. As a result, MVPDs have passed on some of these increases to their subscribers. The rates that subscribers pay for programming from MVPDs continue to increase each year and these increases may impact our ability, as a premium subscription video provider, to increase or even maintain our subscriber levels and may adversely impact our revenue and earnings which would have a materially adverse effect on our business, financial condition and results of operations.
We depend on our distributors to market our networks and other services, the lack of which may result in reduced customer demand.
At times, certain of our distributors do not allow us to participate in cooperative marketing campaigns to market our networks and services. Our inability to participate in the marketing of our networks and other services may put us at a competitive disadvantage. Also, our distributors are often focused more on marketing their bundled service offerings (video, Internet and telephone) than premium video services. If our distributors do not sign up new subscribers to our networks, we may lose subscribers which would have a materially adverse effect on our business, financial condition and results of operations.
We may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from these new technologies, which may materially adversely affect our business, financial condition and results of operations.
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business and may increase our capital expenditures. Additionally, we must adapt to changing consumer behavior driven by advances such as digital video recorders (or “DVRs”), video-on-demand, Internet-based content delivery, Blu-ray™ players and mobile devices. Such changes may impact the revenue we are able to generate from our traditional distribution methods by decreasing the viewership of our programming networks on cable and other MVPD systems. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there would be a materially adverse effect on our business, financial condition and results of operations.

Our business depends on the appeal of our programming to our distributors and our viewers, which is difficult to predict.
Our business depends in part upon viewer preferences and audience acceptance of the programming on our networks. These factors are difficult to predict, and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. A change in viewer preferences could cause our programming to decline in popularity, which could jeopardize renewal of our contracts with MVPDs. In addition, our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources, and may be able to react more quickly than we can to shifts in tastes and interests.
To an increasing extent, the success of our business depends on exclusive original programming and our ability to accurately predict how audiences will respond to our original programming. Because original programming often involves a greater degree of financial commitment, as compared to acquired programming that we license from third parties, and because our network branding strategies depend significantly on a relatively small number of original programs, a failure to anticipate viewer preferences for such programs could be especially detrimental to our business.
In addition, theatrical feature films constitute a significant portion of the programming on our Starz and Encore programming networks. In general, the popularity of feature-film content on linear television is declining, due in part to the broad availability of such content through an increasing number of distribution platforms prior to our linear window. Should the popularity of feature-film programming suffer significant further declines, we may lose subscribership or be forced to rely more heavily on original programming, which could increase our costs.
If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, we may have a diminished negotiating position when dealing with distributors, which could reduce our revenue and earnings. We cannot assure you that we will be able to maintain the success of any of our current programming, or generate sufficient demand and market acceptance for our original programming. This would materially adversely impact our business, financial condition and results of operations.
Our programming networks’ success depends upon the availability of programming that is adequate in quantity and quality, and we may be unable to secure or maintain such programming.
Our programming networks’ success depends upon the availability of quality programming, particularly original programming and films, that is suitable for our target markets. While we produce some of our original programming, we obtain most of our programming (including some of our original programming, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other party if we are not in compliance with their terms.
We compete with other programming networks to secure desired programming. Competition for programming has increased as the number of programming networks has increased. Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations video-on-demand services and Internet-based content delivery services such as Netflix, iTunes, Amazon and Hulu. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries. In December 2012, Disney informed us that it would not extend its licensing agreement with us beyond its expiration on December 31, 2015. We will continue to receive films from Disney’s Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels through December 31, 2015 with initial license periods for such films extending into 2017. We are evaluating our options with respect to replacement of the Disney content following expiration of the licensing agreement, including the production of additional original content.
We cannot assure you that we will ultimately be successful in negotiating renewals of our programming rights agreements or in negotiating adequate substitute agreements. In the event that these agreements expire or are terminated and are not replaced by programming content, including additional original programming, acceptable to our distributors and subscribers, it would have a materially adverse impact on our business, financial condition and results of operations.

We have entered into long-term output licensing agreements that require substantial payments over long periods of time.
We have entered into long-term agreements to acquire theatrical releases from Disney and Sony. Such agreements expire at December 31, 2015 and 2021, respectively. Each agreement requires us to pay for films released by each studio at rates calculated on a pricing grid that is based on the film’s domestic box office performance (subject to maximum amounts payable per film and a cap on the maximum number of films that can be put to us each year), and the amounts payable over the term of the respective agreements will be substantial. We believe that the theatrical performance of the films we will receive under the agreements will perform at levels consistent with the performance of films we have received from Disney and Sony in the past. We also assume a certain number of annual releases of first run films by Disney and Sony’s studios consistent with the number we received in 2012. Should the films perform at higher levels across the slate of films we receive or the quantity of films increase, then our payment obligations under these agreements would increase and would have a materially adverse effect on our business, financial condition and results of operations.
Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.
Original programming requires substantial financial commitment. In some cases the financial commitment can be offset by foreign, state or local tax incentives. However, there is a risk as the result of current economic conditions that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for us to complete the production or make the production of additional seasons more expensive. If we are unable to produce original programming content on a cost effective basis our business, financial condition and results of operations may be materially adversely affected.
We are subject to intense competition, which may have a negative effect on our profitability or on our ability to expand our business.
The cable programming industry is highly competitive. Our Starz and Encore networks compete with other programming networks and other types of video programming services for marketing and distribution by MVPDs. We face competition from other providers of programming networks for the right to be carried by a particular MVPD and for the right to be carried by such distributor on a particular “tier” or in a particular “package” of service.
Certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings have a competitive advantage over our programming networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. In addition, our ability to compete with certain programming networks for distribution may be hampered because the MVPDs through which we seek distribution may be affiliated with these programming networks. Because such distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on the systems of affiliated distributors may lead to increased revenue for these programming networks because of their increased penetration compared to our programming networks. Even if the affiliated distributors carry our programming networks, they may place their affiliated programming network on a more desirable tier or programming package, thereby giving their affiliated programming network a competitive advantage over our own which would have a materially adverse effect on our business, financial condition and results of operations.
Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost subscribers.
Our success is dependent upon our continued ability to transmit our programming to MVPDs from our satellite uplink facility, which transmissions are subject to FCC compliance in the U.S. We have entered into long-term satellite transponder leases that expire between 2018 and 2021 in the U.S. for carriage of our network’s programming. These leases provide for the continued carriage of our programming on available replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases, in the event of a failure of either the transponders and/or satellites currently carrying our programming. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur and would have a materially adverse effect on our business, financial condition and results of operations.

Despite our efforts to secure transponder capacity with long-term satellite transponder leases, there is a risk that when these leases expire, we may not be able to secure capacity on a transponder or may not be able to secure capacity on a transponder on the same or similar terms. This may result in an inability to transmit the content and could result in significant lost revenue and lost subscribers and would have a materially adverse effect on our business, financial condition and results of operations.
If our technology facility fails or its operations are disrupted, our performance could be hindered.
Our programming is transmitted from our uplink center in Englewood, Colorado. We use this center for a variety of purposes, including signal processing, satellite uplinking, program editing, promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control, and live and recorded playback. Like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. We have made arrangements at a third party facility to uplink our linear channels to our satellites in the event we are unable to do so from this facility. However, any significant interruption at our facility, and any failure by our third party facility to perform as intended, could have a materially adverse effect on our business, financial condition and results of operations.
Piracy of films and television programs is an increasingly prevalent problem and could adversely affect our business over time.
Piracy is prevalent in many parts of the world and has been made easier in recent years by the availability of digital copies of content and technological advances allowing conversion of films into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of films. Piracy has long-term implications for our business, as it may eventually force film studios to invest less in films, resulting in the release of fewer films and/or an increase in the use of other channels for releasing films. If film piracy were to increase, it would have a materially adverse effect on our business, financial condition and results of operations.
We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
We regard our intellectual property rights, including service marks, trademarks, domain names, copyrights (including our programming and our websites), trade secrets and similar intellectual property, as critical to our success. Our business also relies heavily upon software codes, informational databases and other components that aide in the provision of our networks to our MVPDs.
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. In addition, litigation may be necessary to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Our failure to protect our intellectual property rights, particularly our brand, in a meaningful manner or challenges to related contractual rights could result in erosion of our brand and limit our ability to control marketing of our networks, which could have a materially adverse effect on our business, financial condition and results of operations.
The loss of any of our key personnel and artistic talent could adversely affect our business.
We believe that our future success will depend to a significant extent upon the performance of our senior executives. We do not maintain “key man” insurance. In addition, we depend on the availability of a number of writers, directors, producers and others, who are employees of third-party production companies that create our original programming. The loss of any significant personnel or talent could have a materially adverse effect on our business, financial condition and results of operations.

Labor disputes may disrupt our operations and adversely affect the profitability of our business.
Certain of our production employees at our Film Roman subsidiary are covered by collective bargaining agreements. In addition, our content providers’ talent, including writers, directors, actors and production personnel and those working on our original productions, may be covered by labor agreements. In general, a labor dispute involving our employees, the employees of our subsidiaries, or talent involved in content production at our content providers or working on our original productions may disrupt our operations or result in work stoppages. Labor disputes may impair our ability to complete our original productions or restrict our access to available content, resulting in increased costs and decreased revenue which would have an adverse effect on our business, financial condition and results of operations. The resolution of labor disputes can be costly. Additionally, we cannot assure that we will renew our collective bargaining agreements as they expire or that we can renew them on favorable terms without any work stoppages. Such labor disputes may have a materially adverse effect on our business, financial condition and results of operations.
Our business is limited by regulatory constraints which may adversely impact our operations.
Although our business generally is not directly regulated by the FCC, under the Communications Act of 1934 and the 1992 Cable Act, there are certain FCC regulations that govern our business either directly or indirectly. See “(c) Narrative Description of Business - Regulatory Matters.” Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our business will be affected.
The regulation of cable television services and satellite carriers is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that we will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a materially adverse effect on our business, financial condition and results of operations.
Our Starz Distribution operating segment is subject to intense competition, which may have a materially adverse effect on our profitability or on our ability to expand our business.
The home entertainment industry is highly competitive. Our Home Video, Digital Media and Worldwide Distribution businesses compete to sell DVDs and other media (e.g., digital and television programs) with all of the major Hollywood studios, including Disney, Paramount, Sony, Twentieth Century Fox, Universal and Warner Bros. as well as smaller studios such as Lionsgate. All of these studios distribute their theatrical, television and titles acquired from third parties on DVD and other media and have marketing budgets that are well in excess of the amounts we are able to spend to market our content. We also compete with independent home entertainment distributors that are not affiliated with a Hollywood studio such as Entertainment One, Gaiam Media, RLJ Entertainment and Magnolia Pictures.
In addition to competing with these parties for ultimate consumer sales of DVDs and other media, we also compete with them for “placement” at retailers and other distributors. Placement refers to the location in a store or on a website where our content is placed for sale as well as the actual amount of physical shelf space allotted to a release. The better the location and the more space we are allotted the greater the chance our content will be seen by the consumer and ultimately purchased. The quality and quantity of titles as well as the quality of our marketing programs determines how much shelf space we are able to garner at any given time as retailers and other distributors look to maximize DVD and other media sales.
We compete with Hollywood studios and other distributors that may have certain competitive advantages over us to acquire the rights to sell or rent DVDs and other media. Our ability to license and produce quality content in sufficient quantities has a direct impact on our ability to acquire shelf space at retail locations and on websites. Some of our competitors, including the Hollywood studios, are large publicly held companies that have greater financial resources than we do. In addition, most of our content is obtained through agreements with other parties that have produced or own the rights to such content, while Hollywood studios produce most of the content they distribute.
Our DVD sales and other media sales are also impacted by the myriad of choices consumers have to view entertainment content, including over-the-air broadcast television, cable television networks, Internet-based video and other online services, mobile services, radio, print media, motion picture theaters and other sources of information and entertainment. The increasing availability of content from these varying media outlets may reduce our ability to sell DVDs and other media in the future, particularly during difficult economic conditions such as we have seen in the past couple of years.

RISKS RELATED TO THE SPIN-OFF
We may be subject to significant obligations related to the Spin-Off.
In connection with the Spin-Off, our parent company Old LMC received an IRS private letter ruling (the “Ruling”) and an opinion of tax counsel, in each case to the effect that the Spin-Off would qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). Although the Ruling is generally binding on the IRS, the Ruling does not address certain requirements necessary to obtain tax-free treatment to Starz and its shareholders as a result of the IRS’s ruling policy with respect to transactions under Section 355 of the Code (and instead is based upon representations made by Old LMC that these requirements have been satisfied), and the continuing validity of the Ruling is subject to the accuracy of representations and factual statements made by Old LMC to the IRS. Further, an opinion of tax counsel is not binding on the IRS or the courts, and the conclusions expressed in such opinion could be challenged by the IRS, and a court could sustain such challenge. If it is subsequently determined, for whatever reason, that the Spin-Off does not qualify for tax-free treatment, Starz and the holders of its common stock could incur significant tax liabilities.
Prior to the Spin-Off, Old LMC entered into a tax sharing agreement with Liberty Spinco, now New LMC. Under this agreement, New LMC is generally required to indemnify Starz for any or all of the tax liabilities resulting from the Spin-Off if the Spin-Off fails to be a tax-free transaction. Starz, however, as the taxpaying entity, is subject to the risk of non-payment by New LMC of its indemnification obligations. Additionally, the tax sharing agreement contains a number of covenants by Starz not to take any action, or fail to take any action, following the Spin-Off, which action or failure to act is inconsistent with the Spin-Off qualifying as a tax-free transaction. Any breach of these covenants or the application of Section 355(e) of the Code to the Spin-Off as a result of the Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Starz could cause the entirety of the tax liabilities associated with the Spin-Off to be the obligation of Starz for which no indemnification would be available from New LMC. As a result, Starz might determine to forego certain transactions that might have otherwise been advantageous in order to preserve the tax-free treatment of the Spin-Off, including share repurchases, stock issuances, certain asset dispositions or other strategic transactions for some period of time following the Spin-Off. In particular, Starz might determine to continue to operate certain of its business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous. In addition, Starz’s obligations under the tax sharing agreement might discourage, delay or prevent a change of control transaction for some period of time following the Spin-Off.
Although we are not a party to the tax sharing agreement, Starz will have no assets other than those of our company and our subsidiaries with which to honor any of its obligations to New LMC or the IRS, as described above.
Conflicts of interest may arise between our company and our former parent company, Liberty Interactive Corporation (“LIC”), or New LMC.
We own and operate programming services that may compete with programming services offered by LIC. Old LMC and its subsidiaries (including us) were subsidiaries of LIC until the September 2011 split-off of Old LMC. QVC, a wholly-owned subsidiary of LIC, and Starz both produce programming that is distributed via cable and satellite networks. We have no rights in respect of programming or distribution opportunities developed by or presented to QVC and the pursuit of these opportunities by QVC may adversely affect our interests. Because Gregory B. Maffei is the Chairman of the Board of our parent company and the President and Chief Executive Officer, and a director, of LIC, a business opportunity that is presented to him may result in a conflict of interest or the appearance of a conflict of interest. Each of our parent company's directors and officers has a fiduciary duty to offer to our parent company any business opportunity that he or she may be presented in which our parent company has an interest or expectancy. The directors and officers of other issuers, including those who are also our parent company's directors and officers, owe the same fiduciary duty to such other issuers and their respective stockholders. In addition, Mr. Maffei is also the President and Chief Executive, and a director, of New LMC. Another member of our parent company's board, Charles Y. Tanabe, is a former executive officer of LIC and New LMC. These two directors continue to own LIC and New LMC stock and options to purchase LIC and New LMC stock, as well as Starz stock and options to purchase Starz stock. Management cross ownership interests could create, or appear to create, potential conflicts of interest when these individuals consider decisions that could have different implications for our parent company, on the one hand, and LIC or New LMC, on the other hand. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, our company or our subsidiaries may enter into transactions with LIC or New

LMC or any of their respective subsidiaries or affiliates. Although the terms of any such transactions or agreements will be established based upon arms'-length negotiations between the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to our company or our subsidiaries as would be the case if there were no overlap in management.
RISKS RELATED TO OUR INDEBTEDNESS
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations.
We have a substantial amount of indebtedness. As of December 31, 2012, we had total debt of $539.8 million, consisting of $500.0 million of Senior Notes, $5.0 million of borrowings under our senior secured revolving credit facility and $34.8 million of capital lease obligations. We also have an additional $995.0 million available for borrowing under our senior secured revolving credit facility as of that date. On January 10, 2013, we distributed $1.2 billion to Old LMC in connection with the Spin-Off, utilizing cash on hand and $550.0 million of borrowings under our senior secured revolving credit facility, and such distributed cash was contributed to New LMC.
Effective January 11, 2013, in connection with the Spin-Off, we distributed our Englewood, Colorado corporate office building and related building improvements to Old LMC (and Old LMC subsequently transferred such building and related improvements to Liberty Property Holdings, Inc. (“LPH”), now a subsidiary of New LMC) and leased back the use of such facilities from LPH. In connection with such leaseback, we incurred a capital lease obligation of $44.8 million.
On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of the New Notes, which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from the issuance of the New Notes were used to repay indebtedness under Starz, LLC’s senior secured revolving credit facility.
We may incur significant additional indebtedness in the future.
Our level of indebtedness could limit our flexibility in responding to current market conditions, and could have a materially adverse effect on our financial position, preventing us from meeting our obligations under our debt instruments or otherwise restricting our business activities.
The existence of and limitations on the availability of our debt could have important consequences. The existence of debt could, among other things:

•	require a substantial portion of our net cash provided by operating activities to be dedicated to the payment of principal and interest on our indebtedness;

•
limit our ability to use net cash provided by operating activities or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to us for operations and any future business opportunities;

•	increase our vulnerability to general economic and industry conditions;

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable interest rates; and

•	cause our content providers and distributors to attempt to use our significant debt levels in order to put pricing pressure on us during negotiations of affiliation and output licensing agreements.
Limitations imposed as a part of our debt, such as the availability of credit and the existence of restrictive covenants may, among other things:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Senior Notes, the New Notes and our other indebtedness;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes on satisfactory terms or at all;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	limit our ability to respond to business opportunities.
We may not be able to generate sufficient net cash provided by operating activities to service our debt obligations and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make payments on our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of net cash provided by operating activities sufficient to permit us to pay the principal and interest on our indebtedness, including our senior secured revolving credit facility, Senior Notes and New Notes.
If our net cash provided by operating activities and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in original programming and capital expenditures, or to dispose of material assets or operations, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Additionally, we may not be able to consummate asset dispositions or obtain the proceeds that we expect to realize from them, and any proceeds received may not be adequate to meet any debt service obligations then due. The terms of the indenture governing our Senior Notes, the agreements governing our senior secured revolving credit facility and future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.
Covenants in our debt agreements will restrict our business in many ways.
Our senior secured revolving credit facility, Senior Notes and New Notes contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens on property or assets;

•	make certain loans or investments;

•	sell or dispose of assets;

•	pay certain dividends and other restricted payments;

•	dissolve, consolidate or merge;

•	enter into certain transactions with affiliates;

•	enter into sale/leaseback transactions; and

•	restrict subsidiary distributions.
Our senior secured revolving credit facility, Senior Notes and New Notes contain restrictive covenants and our senior secured revolving credit facility requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our senior secured revolving credit facility, which in turn could result in a default under the indenture governing our Senior Notes and New Notes. Upon the occurrence of an event of default under our senior secured revolving credit facility, the lenders could elect to declare all amounts outstanding under our senior secured revolving credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged our membership interest and the equity interests of our material restricted subsidiaries as collateral under our senior secured revolving credit facility. If the lenders and counterparties under our senior secured revolving credit facility accelerate the repayment of obligations, we may not have sufficient assets to repay our senior secured revolving credit facility, and our other indebtedness. Our borrowings under our senior secured revolving credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash on hand would decrease.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In connection with the Spin-Off, we distributed our corporate office building and related building improvements located in Englewood, Colorado to Old LMC (and Old LMC transferred such building and related improvements to a subsidiary of New LMC) and entered into a capital lease to lease back the facilities from this New LMC subsidiary. In addition, we lease office space for executive offices and distribution and sales operations in Atlanta, Georgia, Beverly Hills, California, Burbank, California, Media, Pennsylvania, New York, New York, Troy, Michigan, Toronto, Ontario, London, England and Melbourne and Sydney, Australia.
Item 3. Legal Proceedings
On March 9, 2011, Starz Entertainment notified DISH Network L.L.C. (“DISH”) that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 3, 2011, Starz Entertainment filed a lawsuit against DISH in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment in connection with such free preview and seeking damages for breach of contract. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. The first lawsuit by Starz Entertainment against DISH is expected to go to trial in April 2013. The third lawsuit by FX Networks is presently stayed and is tentatively set for trial in October 2013. The resolution of these matters and its potential impact on Starz, LLC is uncertain at this time.
In the normal course of business, we are subject to lawsuits and other claims, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. While it is not possible to predict the outcome of these matters, it is the opinion of management, based upon consultation with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Not applicable.
Item 6. Selected Financial Data
The statement of operations, balance sheet and other financial data included in the following selected historical consolidated financial data as of December 31, 2012 and 2011 and for each year in the three-year period ended December 31, 2012 have been derived from the audited annual consolidated financial statements of Starz, LLC included elsewhere in this annual report. The balance sheet data as of December 31, 2010 and 2009 and the statement of operations and other financial data for the years ended December 31, 2009 and 2008 have been derived from the audited annual consolidated financial statements of Starz, LLC which are not included in this annual report. The balance sheet data included in the following selected historical consolidated financial data as of December 31, 2008 has been derived from the unaudited annual consolidated financial statements of Starz, LLC which are not included in this annual report. The selected historical consolidated financial data presented below should be read in conjunction with the consolidated financial statements included elsewhere in this annual report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data (in thousands)

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
Revenue:
Programming networks and other services	$1,419,074	$1,372,141	$1,380,349	$1,354,978	$1,253,081
Home video net sales	211,622	241,892	224,988	167,619	160,140
Total revenue	1,630,696	1,614,033	1,605,337	1,522,597	1,413,221
Costs and expenses:
Programming costs (including amortization)	661,157	651,249	647,817	641,477	660,322
Production and acquisition costs (including amortization)	192,340	158,789	177,954	107,122	95,888
Home video cost of sales	63,880	62,440	69,815	63,296	83,420
Operating expenses	53,410	53,703	73,260	79,963	75,122
Advertising and marketing	105,674	132,183	175,417	229,335	259,174
General and administrative	109,403	106,081	125,421	121,792	129,290
Stock compensation, long-term incentive plan and phantom stock appreciation rights	20,022	7,078	39,468	35,142	23,127
Depreciation and amortization	19,406	17,907	20,468	23,470	27,448
Impairment of goodwill and other assets	—	—	—	—	1,432,101
Total costs and expenses	1,225,292	1,189,430	1,329,620	1,301,597	2,785,892
Operating income (loss)	405,404	424,603	275,717	221,000	(1,372,671)
Other income (expense):
Interest expense, including amounts due to affiliates, net of amounts capitalized	(25,688)	(5,012)	(20,932)	(27,188)	(38,836)
Other income (expense), net	3,023	(3,505)	(542)	(4,719)	(6,899)
Income (loss) from continuing operations before income taxes	382,739	416,086	254,243	189,093	(1,418,406)
Income tax benefit (expense)	(130,465)	(172,189)	(98,764)	(71,006)	62,077
Income (loss) from continuing operations	$252,274	$243,897	$155,479	$118,087	$(1,356,329)
Balance Sheet Data (in thousands)

	As of December 31,
	2012	2011	2010	2009	2008
					(unaudited)
Cash and cash equivalents	$749,774	$1,099,887	$315,652	$258,895	$117,997
Program rights(1)	$678,689	$761,850	$734,077	$786,757	$841,794
Investment in films and television programs	$181,673	$183,942	$120,701	$167,640	$141,048
Total assets	$2,176,050	$2,603,175	$1,893,002	$2,022,595	$1,977,829
Total debt(2)	$539,805	$545,044	$99,214	$582,458	$561,649
Member’s interest	$1,311,951	$1,651,484	$1,508,681	$1,469,898	$1,414,943

Other Financial Data (in thousands)

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
Net cash provided by operating activities	$292,077	$347,973	$191,139	$212,076	$95,823
Net cash used in investing activities	$(16,214)	$(7,723)	$(7,099)	$(10,018)	$(7,565)
Net cash provided by (used in) financing activities	$(626,101)	$444,002	$(128,414)	$(75,070)	$(81,318)
Ratio of total debt to Adjusted OIBDA(3)	1.2x	1.2x	0.3x	2.1x	5.1x
Adjusted OIBDA(4)	$444,832	$449,588	$335,653	$279,612	$110,005
Selected Operating Data (in millions)

	As of December 31,
	2012	2011	2010	2009	2008
Starz subscribers	21.2	19.6	18.2	16.9	17.7
Encore subscribers	34.8	33.2	32.8	30.6	31.7
___________________

(1)	Total of current and long-term program rights.

(2)	Total of current and long-term portions of debt and capital lease obligations.

(3)	Ratio is calculated based on total debt divided by Adjusted OIBDA.

(4)	The following table provides a reconciliation of total Adjusted OIBDA to income (loss) from continuing operations before income taxes (in thousands):

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Adjusted OIBDA	$444,832	$449,588	$335,653	$279,612	$110,005
Stock compensation, long-term incentive plan and phantom stock appreciation rights	(20,022)	(7,078)	(39,468)	(35,142)	(23,127)
Depreciation and amortization	(19,406)	(17,907)	(20,468)	(23,470)	(27,448)
Impairment of goodwill and other assets	—	—	—	—	(1,432,101)
Interest expense, including amounts due to affiliate, net of amounts capitalized	(25,688)	(5,012)	(20,932)	(27,188)	(38,836)
Other income (expense), net	3,023	(3,505)	(542)	(4,719)	(6,899)
Income (loss) from continuing operations before income taxes	$382,739	$416,086	$254,243	$189,093	$(1,418,406)
For an explanation of Adjusted OIBDA, a non-GAAP financial measure (the body of generally accepted accounting principles in the U.S. is commonly referred to as GAAP), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA).”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, or MD&A, of the results of operations and financial condition is provided as a supplement to the audited annual consolidated financial statements and notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of operations. The information included in this MD&A should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K as well as the financial data set forth under “Selected Historical Consolidated Financial and Other Data.” For an overview of Starz, LLC and discussion of our business, including our strategy and challenges, see “Item 1. Business.”

ADJUSTED OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION (ADJUSTED OIBDA)
We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as Adjusted OIBDA. We define Adjusted OIBDA as: revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses, advertising and marketing costs and general and administrative expenses. Our chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate our operating segments and make decisions about allocating resources among our operating segments. We believe that Adjusted OIBDA is an important indicator of the operational strength and performance of our operating segments, including each operating segment’s ability to assist in servicing our debt and fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation, long-term incentive plan and phantom stock appreciation rights, depreciation and amortization and impairment of goodwill and other assets that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income from continuing operations before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in our industry, and (ii) it excludes financial information that some may consider important in evaluating our performance. We compensate for these limitations by providing a reconciliation of Adjusted OIBDA to GAAP results to enable investors to perform their own analysis of our operating results.
The tables below set forth, for the periods presented, certain historical financial information for our reportable segments (in thousands). We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Year Ended December 31,
	2012	2011	2010
Revenue
Starz Networks	$1,276,815	$1,269,924	$1,224,136
Starz Distribution	320,671	310,927	367,477
Starz Animation	42,436	45,273	50,007
Inter-segment eliminations	(9,226)	(12,091)	(36,283)
	$1,630,696	$1,614,033	$1,605,337
Adjusted OIBDA
Starz Networks	$447,368	$427,689	$416,390
Starz Distribution	(4,926)	4,567	(66,182)
Starz Animation	(932)	(850)	(2,419)
Inter-segment eliminations	3,322	18,182	(12,136)
	$444,832	$449,588	$335,653

The following table provides a reconciliation of Adjusted OIBDA to income from continuing operations before income taxes (in thousands):

	Year Ended December 31,
	2012	2011	2010
Adjusted OIBDA	$444,832	$449,588	$335,653
Stock compensation, long-term incentive plan and phantom stock appreciation rights	(20,022)	(7,078)	(39,468)
Depreciation and amortization	(19,406)	(17,907)	(20,468)
Interest expense, including amounts due to affiliates, net of amounts capitalized	(25,688)	(5,012)	(20,932)
Other income (expense), net	3,023	(3,505)	(542)
Income from continuing operations before income taxes	$382,739	$416,086	$254,243

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Operating results are as follows (in thousands, except as otherwise indicated):

	Year Ended December 31,			% Increase (Decrease)
	2012	2011	2010	‘12 vs ‘11	‘11 vs ‘10
Revenue:
Programming networks and other services	$1,419,074	$1,372,141	$1,380,349	3.4%	(0.6)%
Home video net sales	211,622	241,892	224,988	(12.5)%	7.5%
Total revenue	1,630,696	1,614,033	1,605,337	1.0%	0.5%
Costs and expenses:
Programming costs (including amortization)	661,157	651,249	647,817	1.5%	0.5%
Production and acquisition costs (including amortization)	192,340	158,789	177,954	21.1%	(10.8)%
Home video cost of sales	63,880	62,440	69,815	2.3%	(10.6)%
Operating expenses	53,410	53,703	73,260	(0.5)%	(26.7)%
Advertising and marketing	105,674	132,183	175,417	(20.1)%	(24.6)%
General and administrative	109,403	106,081	125,421	3.1%	(15.4)%
Stock compensation, long-term incentive plan and phantom stock appreciation rights	20,022	7,078	39,468	182.9%	(82.1)%
Depreciation and amortization	19,406	17,907	20,468	8.4%	(12.5)%
Total costs and expenses	1,225,292	1,189,430	1,329,620	3.0%	(10.5)%
Operating income	405,404	424,603	275,717	(4.5)%	54.0%
Other income (expense)
Interest expense, including amounts due to affiliate, net of amounts capitalized	(25,688)	(5,012)	(20,932)	412.5%	(76.1)%
Other income (expense), net	3,023	(3,505)	(542)	186.2%	(546.7)%
Income from continuing operations before income taxes	382,739	416,086	254,243	(8.0)%	63.7%
Income tax expense	(130,465)	(172,189)	(98,764)	(24.2)%	74.3%
Income from continuing operations	252,274	243,897	155,479	3.4%	56.9%
Income (loss) from discontinued operations, net of income taxes	—	(7,486)	3,315	100.0%	(325.8)%
Net income	$252,274	$236,411	$158,794	6.7%	48.9%

	As of December 31,
Operating Data (in millions):	2012	2011	2010
Starz subscriptions:
Fixed-rate subscriptions	13.0	9.4	8.6
Consignment subscriptions	8.2	10.2	9.6
Total Starz subscriptions	21.2	19.6	18.2
Encore subscriptions:
Fixed-rate subscriptions	23.2	19.6	19.5
Consignment subscriptions	11.6	13.6	13.3
Total Encore subscriptions	34.8	33.2	32.8

COMPARISON OF YEAR ENDED DECEMBER 31, 2012 TO YEAR ENDED DECEMBER 31, 2011
Revenue
Our revenue increased $16.7 million or 1.0% for the year ended December 31, 2012 as compared to the corresponding prior year. Revenue for the year ended December 31, 2012 increased primarily as a result of increases in revenue for Starz Distribution and Starz Networks which were partially offset by a decrease in revenue for Starz Animation. Starz Networks’ revenue represented 78.3% and 78.7% of our total revenue for the years ended December 31, 2012 and 2011, respectively.
Revenue from Starz Networks increased $6.9 million or 0.5% for the year ended December 31, 2012 as compared to the corresponding prior year. The Starz Networks’ growth in revenue for the year ended December 31, 2012 resulted from a $33.6 million increase due to higher effective rates for Starz Networks’ services and a $26.7 million decrease in volume. The decrease in volume was due primarily to the non-renewal of the Netflix agreement and a decrease in consignment subscriptions.
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Starz average subscriptions increased 8.2% in 2012 and Encore average subscriptions increased 4.8% in 2012. The impact on revenue due to subscription increases is affected by the relative percentage change under consignment agreements and fixed-rate agreements. In this regard, as of December 31, 2012, subscriptions under fixed-rate agreements were 36.2 million while subscriptions under consignment agreements were 19.8 million. As of December 31, 2011, subscriptions under fixed-rate agreements were 29.0 million while subscriptions under consignment agreements were 23.8 million. The increase in fixed-rate subscriptions includes 3.9 million of subscriptions for certain affiliates which moved from consignment to fixed-rate agreements.
Revenue from Starz Distribution increased $9.7 million or 3.1% for the year ended December 31, 2012 as compared to the corresponding prior year. Such increase is primarily due to increased revenue from the Digital Media and Worldwide Distribution businesses which were offset by a decrease in revenue from the Home Video business. The Digital Media business experienced an increase in revenue from films released under the distribution agreement with TWC while Worldwide Distribution experienced an increase in revenue from distribution of our original programming. The Home Video business experienced a decrease in revenue from the TWC films released during the year ended December 31, 2012 as compared to the corresponding prior year. This decrease was partially offset by an increase in revenue from the distribution of our original series Spartacus and AMC Network’s original series The Walking Dead. Home video revenue was positively impacted in 2011 by the release of TWC’s The King’s Speech, which won four Academy Awards®, including Best Picture, Best Actor, Best Director and Best Original Screenplay.
Programming
Programming costs are our largest expense. Programming costs increased $9.9 million or 1.5% for the year ended December 31, 2012 as compared to the corresponding prior year. Programming costs vary due to costs associated with original productions, the number of films licensed under our output and library programming agreements and the cost per film paid under our output and library agreements. Programming costs for the year ended December 31, 2012 as compared to the prior year have increased due to increased exhibitions of our original programming content and higher production costs related to our 2012 original series as compared to the 2011 series. Partially offsetting this increase in original programming during 2012 is higher utilization of lower cost second window films licensed under our output agreements. We expect programming costs related to original programming will continue to increase in the future as we continue to invest in original content.
Production and Acquisition
Production and acquisition costs primarily include the amortization of our investments in films and television programs and participation costs. The license fee associated with original productions is included in programming costs and all remaining production and acquisition costs for original productions are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of our ultimate revenue for each original production. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant has an ownership interest (e.g., TWC, AMC Networks, producers or writers of our original programming, etc.).
Production and acquisition costs increased $33.6 million or 21.1% for the year ended December 31, 2012 as compared to the corresponding prior year. The increase in production and acquisition costs is primarily due to higher Starz Distribution revenue associated with our original series (which resulted in higher production cost amortization) and higher participation costs as a result of a higher gross margin in 2012 on films distributed which was primarily the result of higher advertising and marketing costs in 2011 as described below. In addition, revisions we made in our ultimate revenue estimates resulted in impairments of $17.2 million in 2012 as compared to impairments of $12.9 million in 2011.
Advertising and Marketing
Advertising and marketing costs decreased $26.5 million or 20.1% for the year ended December 31, 2012 as compared to the corresponding prior year due primarily to a decrease in advertising and marketing for Starz Distribution and Starz Networks. Advertising and marketing for Starz Distribution was higher in 2011 primarily as a result of the home video release of The King’s Speech. Advertising and marketing for Starz Networks decreased for the year ended December 31, 2012 as compared to the corresponding prior year due to a lower number of original series premieres in 2012 than 2011. We expect that advertising and marketing costs related to original programming will increase in future periods as we continue to increase our investment in original content.
General and Administrative
General and administrative expenses increased $3.3 million or 3.1% for the year ended December 31, 2012 as compared to the corresponding prior year due primarily to an increase in severance payments in 2012. General and administrative expenses were 6.7% and 6.6% of revenue for the year ended December 31, 2012 and 2011, respectively.
Stock Compensation, Long Term Incentive Plan and Phantom Stock Appreciation Rights
Stock compensation, long term incentive plan and phantom stock appreciation rights expense increased $12.9 million or 182.9% in 2012. On December 4, 2012, Old LMC effected an acceleration of each unvested in-the-money option to acquire shares of Old LMC’s Series A Liberty Capital Common Stock (“LMCA”) by certain of its, and its subsidiaries’ officers, which included one of our executive officers. Following this acceleration, our executive officer exercised, on a net settled basis, all of this individual’s outstanding in-the-money vested and unvested options to acquire LMCA shares which resulted in a charge of $5.8 million. An increase in the number of options granted, and at a higher grant-date fair value than options previously granted, accounted for the remainder of the increase for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Interest Expense
Interest expense increased $20.7 million for the year ended December 31, 2012 as compared to the corresponding prior year due to $505.0 million of borrowings that we made under our senior secured credit facilities in November of 2011. On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million of 5% Senior Notes due September 15, 2019. We used the net proceeds and cash on hand to repay and terminate the $500.0 million term loan under the senior secured credit facilities.
Income Taxes
We had income from continuing operations before income taxes of $382.7 million and $416.1 million and income tax expense of $130.5 million and $172.2 million for the years ended December 31, 2012 and 2011, respectively. Our effective tax rate was 34.1% and 41.4% for the years ended December 31, 2012 and 2011, respectively.
Our effective tax rate differs from the U.S. federal income tax rate of 35% as a result of changes in our valuation allowance for deferred taxes, state and local taxes and Starz Media’s election, effective April 1, 2012, to convert itself from a limited liability company (“LLC”) treated as a corporation to a LLC treated as a partnership for U.S. federal and state income tax purposes. As a result of the conversion, we recognized a capital loss on the deemed liquidation of Starz Media. Based on the relevant accounting literature, we had not previously recorded a benefit for the tax basis in the stock of Starz Media. The capital loss of $101.3 million (as tax effected) is being carried forward and is recorded as a long term deferred tax asset. We do not believe that it is more likely than not that we would be able to generate any capital gains to utilize any of this capital loss carryforward as a stand-alone taxpayer and as such, we have recorded a full valuation allowance against this capital loss.
In addition, under current U.S. federal and state tax law, LLCs treated as partnerships are not subject to income tax at the entity level. As such, the election to convert Starz Media to be treated as a partnership for income tax purposes resulted in the reversal of deferred tax assets related to Starz Media’s deductible temporary differences of $16.1 million and the reversal of a valuation allowance offsetting these deferred tax assets of $16.1 million. Also, a deferred tax asset of $7.1 million was recorded for the difference between the book basis and the tax basis of our investment in Starz Media as of April 1, 2012.
Our effective tax rate for 2011 differs from the U.S. federal income tax rate of 35% as a result of changes in our valuation allowance for deferred taxes and state and local taxes.
COMPARISON OF YEAR ENDED DECEMBER 31, 2011 TO YEAR ENDED DECEMBER 31, 2010
Revenue
Our revenue increased $8.7 million or 0.5% in 2011 as compared to 2010 due primarily to a $45.8 million increase from Starz Networks and a decrease in our intersegment eliminations of $24.2 million. Such increases were partially offset by decreases in revenue from Starz Distribution of $56.6 million and Starz Animation of $4.7 million. Starz Networks’ revenue represented 78.7% and 76.3% of our total revenue in 2011 and 2010, respectively.
Revenue from Starz Networks increased $45.8 million or 3.7% in 2011 as compared to 2010 as a result of increases in the average number of subscriptions for the Starz Networks’ services as well as rate increases. The 2011 increase in revenue from Starz Networks is comprised of $25.0 million due to growth in the average number of subscriptions for Starz Networks’ services and $20.8 million due to higher effective rates for Starz Networks’ services.
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Starz average subscriptions increased 8.8% in 2011 while Encore average subscriptions increased 4.0% in 2011. The impact on revenue due to the subscription increases is affected by the relative percentage change under consignment (per subscriber) agreements and fixed-rate affiliation agreements. In this regard, as of December 31, 2011, subscriptions under fixed-rate agreements were 29.0 million while subscriptions under consignment agreements were 23.8 million. As of December 31, 2010, subscriptions under fixed-rate affiliation agreements were 28.1 million while subscriptions under consignment agreements were 22.9 million.
The decrease in revenue from Starz Distribution was primarily due to the decision to shut down our theatrical business in 2010 which was partially offset by an increase in revenue from titles distributed for TWC and our original programming (primarily our Spartacus franchise).
The intersegment eliminations revenue was lower in 2011 primarily as a result of the number and box office results of films released by Overture Films which were exhibited on Starz Networks’ networks.
Programming
Programming costs are our largest expense. Programming costs increased $3.4 million or 0.5% in 2011. Programming costs vary due to costs associated with original productions, the number of films licensed under our output and library programming agreements and the cost per film paid under our output and library agreements. Programming costs for the year ended December 31, 2011 as compared to the prior year have increased due to increased exhibitions of our original programming content and higher production costs related to our 2011 original series as compared to the 2010 series. A decrease in the number of films and corresponding number of exhibitions of such films available under our output agreements partially offset the increase in original programming during 2011.

Production and Acquisition
Production and acquisition costs primarily include the amortization of our investments in films and television programs and participation costs. The license fee associated with original productions is included in programming costs and all remaining production and acquisition costs for original productions are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of our ultimate revenue for each original production. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant has an ownership interest (e.g., TWC, AMC Networks, producers or writers of our original programming, etc.).
Production and acquisition costs decreased $19.2 million or 10.8% in 2011 primarily as a result of a $33.7 million decrease in impairment charges. Revisions we made in our ultimate revenue estimates resulted in impairments of $12.9 million in 2011 as compared to impairments of $46.6 million in 2010. The decrease in impairment charges was partially offset by an increase in participation costs for films that we distribute under our agreement with TWC.
Advertising and Marketing
Advertising and marketing costs decreased $43.2 million or 24.6% in 2011 due primarily to the shut down of our theatrical business. We expect that advertising and marketing costs related to our original programming will increase in the future as we continue to invest in original content.
General and Administrative
General and administrative expenses decreased $19.3 million or 15.4% in 2011 primarily as a result of the shut down of our theatrical business in 2010. General and administrative expenses were 6.6% and 7.8% of revenue in 2011 and 2010, respectively.
Stock Compensation, Long Term Incentive Plan and Phantom Stock Appreciation Rights
Stock compensation, long term incentive plan and phantom stock appreciation rights expense decreased $32.4 million or 82.1% in 2011 due primarily to amounts paid in 2010 in excess of amounts accrued to settle all outstanding phantom stock appreciation rights held by our founder and former chief executive officer.
Interest Expense
Interest expense decreased $15.9 million or 76.1% in 2011 as compared to 2010. Such decrease was primarily attributable to a decrease in interest on debt due to affiliate as a result of the contribution of the corresponding affiliate receivables from our former parent company, Old LMC, to us on September 30, 2010 in connection with a corporate restructuring. As a result of the contribution, the affiliate debt and related interest expense are eliminated in consolidation effective September 30, 2010.
Income Taxes
We had income from continuing operations before income taxes of $416.1 million and $254.2 million and income tax expense of $172.2 million and $98.8 million in 2011 and 2010, respectively. Our effective tax rate was 41.4% and 38.8% in 2011 and 2010, respectively. Our effective tax rate differs from the U.S. federal income tax rate of 35% primarily as a result of state and local and foreign taxes. The 2011 tax rate was also impacted by a change in our valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2012, our cash and cash equivalents totaled $749.8 million. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated positive net cash provided by operating activities of $292.1 million, $348.0 million and $191.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our primary uses of cash are payments under our programming output and library agreements and production costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $456.6 million, $554.3 million and $532.6 million for years ended December 31, 2012, 2011 and 2010, respectively. Cash paid for original programming, home video and other content totaled $284.1 million, $213.7 million and $117.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. We plan to make additional investments in original programming in the future. Additionally, Starz may use cash for the potential buyback of common stock under its share buyback program.
Payments made under our long-term incentive plan and the timing of tax payments made to Old LMC negatively impacted net cash provided by operating activities in 2012. During 2012, we made cash payments of $161.4 million for income taxes and $33.4 million under our long-term incentive plan as compared to cash payments of $44.8 million for income taxes and $7.7 million under our long-term incentive plan in 2011. During 2010, we also made a non-recurring payment of $149.6 million to settle all remaining phantom stock appreciation rights held by our founder and former chief executive officer which negatively impacted our net cash provided by operating activities.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are available cash balances, net cash provided by operating activities and borrowings under our senior secured revolving credit facility and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include the remaining $1.2 billion of the $1.8 billion distribution paid to Old LMC in connection with the Spin-Off as described below, debt repayments and capital expenditures during 2013. Based upon our current operating plans, we believe that our net cash provided by operating activities will be sufficient to fund our cash commitments for investing and financing activities such as our long term debt obligations and capital expenditures from 2014 through 2017. As of December 31, 2012, on a pro forma basis after the $1.8 billion distribution to Old LMC, we would have had $445.0 million available for borrowing under our senior secured revolving credit facility, which is available to fund our operating activities and cash commitments for investing and financing activities.
On November 16, 2011, we closed our $1.5 billion senior secured credit facilities with a group of banks. Such facilities are comprised of a $1,000.0 million senior secured revolving credit facility and a $500.0 million senior secured term loan A. On November 18, 2011, we borrowed $500.0 million under the senior secured term loan A and $5.0 million under the senior secured revolving credit facility. On September 13, 2012, we closed the offering of $500.0 million of 5% Senior Notes due September 15, 2019, the net proceeds of which were used together with cash on hand to repay and terminate the senior secured term loan A. On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of the New Notes, which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from the issuance of the New Notes were used to repay indebtedness under Starz, LLC’s senior secured revolving credit facility. The senior secured revolving credit facility contains certain covenants, including a covenant that limits our maximum leverage ratio, as defined in the credit agreement, to not more than 4.75 to 1.00 through December 31, 2013 and 4.25 to 1.00 thereafter. In addition, investments in unrestricted subsidiaries, as defined in the credit agreement, shall not exceed $150.0 million during the term of the credit agreement (starting on the closing date of November 16, 2011). Starz Entertainment and Starz Finance Corp. are the only guarantors and restricted subsidiaries under the senior secured revolving credit facility. The senior secured revolving credit facility matures on November 16, 2016. In connection with the Spin Off, Starz, LLC distributed $1.8 billion in cash to Old LMC (paid as follows: $100.0 million on July 10, 2012, $250.0 million on August 17, 2012, $50.0 million on September 4, 2012, $200.0 million on November 16, 2012 and $1.2 billion on January 10, 2013), funded by a combination of cash on hand and $550.0 million of borrowings under our senior secured revolving credit facility (under which $995.0 million was available to be drawn as of December 31, 2012). See “Item 1. Business, (a) General Development of the Business” for additional information.
As of December 31, 2012, Starz Entertainment had an outstanding loan receivable from Starz Media, which is an unrestricted subsidiary, totaling $26.1 million.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
We are required to make future payments under various contracts, including long-term output licensing agreements, affiliation agreements, debt agreements, lease agreements, long-term incentive plans and various other agreements, Information concerning the amount and timing of required payments related to our contractual obligations at December 31, 2012 is summarized below (these contractual obligations are grouped in the same manner as they are classified in the consolidated statements of cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information):

	Payments due by period (in thousands)
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Operating activities:
Programming rights	$950,181	$382,110	$174,558	$127,768	$265,745
Affiliation agreements	46,668	34,842	9,025	2,801	—
Investment in films and television programs	81,225	81,225	—	—	—
Long-term incentive and deferred compensation plans	6,871	4,757	2,114	—	—
Operating lease obligations	22,932	6,123	10,620	4,489	1,700
Purchase orders and other obligations	227,667	198,867	24,000	4,800	—
Interest related to total debt	184,061	27,192	53,574	52,265	51,030
Financing activities:
Repayments of total debt	539,805	4,134	9,078	15,277	511,316
Investing activities:
Purchases of property and equipment	2,400	2,400	—	—	—
Total	$2,061,810	$741,650	$282,969	$207,400	$829,791
Obligations for Operating Activities
We have entered into an exclusive long-term licensing agreement for theatrically released films from Disney through 2015. The agreement provides us with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks are not licensed to us under the agreement. In addition, we are obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021, subject to certain limitations. The programming fees to be paid by us to Disney and Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We have also entered into agreements with a number of other motion picture producers and are obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance for film rights related to films that were available at December 31, 2012 is reflected in accrued liabilities and in other liabilities in our consolidated balance sheet. As of December 31, 2012, such liabilities aggregated $58.6 million and are payable as follows: $57.1 million in 2013 and $1.5 million in 2014.
Under the agreements with Disney and Sony, we are obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by us until some future date. The estimated amounts payable under our programming license agreements, including the Disney and Sony agreements, which have not been accrued as of December 31, 2012, are as follows: $325.0 million in 2013; $101.4 million in 2014; $71.7 million in 2015; $63.8 million in 2016; $64.0 million in 2017 and $265.7 million thereafter.
Starz, LLC is also obligated to pay fees for films that have not yet been released in theaters. Starz, LLC is unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters; however, such amounts are expected to be significant.
Obligations for Financing Activities
Effective January 11, 2013, in connection with the Spin-Off, we distributed our Englewood, Colorado corporate office building and related building improvements to Old LMC (and Old LMC subsequently transferred such building and related improvements to LPH, a subsidiary of Old LMC) and leased back the use of such facilities from LPH. Under the terms of the agreement, we will lease the facilities for a term of 10 years, with an additional four successive five-year renewal terms at our option. We are obligated to pay LPH approximately $3.4 million in the initial year of the lease, with annual increases related to the change in the Consumer Price Index.

Guarantee Commitments
Our subsidiary, Starz Media Canada Co. (“Canada Co.”), entered into an agreement with the Ontario government whereby Canada Co. is eligible to receive funds under the Canadian Next Generation of Jobs Fund Grant through the termination date of March 31, 2014. Starz Entertainment entered into a guarantee for any amounts owed to the Ontario government under the grant if Canada Co. does not meet its obligation. The maximum amount of the grant available and the guarantee is $23.1 million. The Ontario government can demand payment from Starz Entertainment if Canada Co. does not perform any of its obligations. The maximum potential amount payable under the guarantee is $10.7 million at December 31, 2012 and Starz Entertainment has accrued $8.5 million related to this guarantee as of December 31, 2012. We sold a controlling interest in Canada Co. on March 3, 2011. The terms of the guarantee have not changed.
In January 2011, Anchor Bay Entertainment entered into a five-year license agreement with TWC for the distribution, by our Home Video and Digital Media businesses, of certain of TWC’s theatrical releases. Anchor Bay Entertainment recovers its advances through the distribution of DVDs and earns a fee. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to TWC under this agreement up to $50.0 million.
Starz Entertainment is the guarantor on two noncancelable operating leases in which a subsidiary of Starz Media and Film Roman, respectively, are the tenant. The maximum potential amount payable under these guarantees is $13.0 million at December 31, 2012. Starz Entertainment does not currently expect to have to perform under these obligations. The leases expire in 2014 and 2016, respectively.
CRITICAL ACCOUNTING ESTIMATES
The following represents a discussion of our critical accounting estimates. For information regarding our significant accounting policies, see note 2 to our consolidated financial statements for the year ended December 31, 2012.
Program Rights
Programming costs are our most significant individual operating cost. Program rights for films and television programs exhibited by Starz Networks are generally amortized on a film-by-film basis over the anticipated number of exhibitions. We estimate the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. We generally have rights to two or three separate windows under our pay-television output agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated value of each window. We have allocated a substantial portion of the programming costs to the first window as first-run content is believed to have greater appeal to subscribers when it is newer and therefore deemed to have greater value to us in acquiring and retaining subscribers. Certain other program rights are amortized to expense using the straight-line method over the respective lives of the agreements.
Additionally, we allocate programming costs associated with our original productions between the pay television window and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. Costs allocated to the pay television window are amortized to expense over the anticipated number of exhibitions for each original production while costs associated with the ancillary revenue markets are amortized to expense based on the proportion that current revenue from the original productions bears to an estimate of the remaining unrecognized revenue (ultimate revenue). Estimates of fair value for the pay television and ancillary markets involve uncertainty as well as estimates of ultimate revenue.
Changes in management’s estimate of the anticipated exhibitions of films and original programming on our networks and the estimate of ultimate revenue could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and have a significant impact on our future results of operations and our financial position.

Impairment of Goodwill
We test goodwill annually for impairment at December 31 or more frequently if indicators of potential impairment exist. Our goodwill balance resides entirely at our Starz Networks’ operating segment which is also a reporting unit. At December 31, 2012, we first utilized a qualitative assessment for determining whether the first step of the goodwill impairment analysis was necessary. In evaluating goodwill on a qualitative basis, we considered whether there were any negative macroeconomic conditions, negative changes in our industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, the legal environment and how these factors might impact our performance in future periods. This qualitative assessment involves a significant amount of judgment on the part of management.
If step one is necessary, the fair value of Starz Networks’ goodwill is compared to its carrying value. Fair value is estimated by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. If the carrying amount of Starz Networks exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step of the goodwill impairment test would compare the implied fair value of Starz Networks’ goodwill with the carrying amount of that goodwill. If the carrying amount of Starz Networks’ goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.
At December 31, 2012, our qualitative assessment indicated that step one of the goodwill impairment analysis was necessary due to the Spin-Off and the known future change in our net assets due to the remaining $1.2 billion of the $1.8 billion cash distribution we made to Old LMC on January 10, 2013. We utilized a valuation analysis which included a guideline public companies analysis and a discounted cash flow analysis, prepared by a third party, to perform step one, which indicated Starz Networks did not have an impairment at December 31, 2012. At December 31, 2011, our qualitative assessment indicated that step one of the goodwill impairment analysis was not necessary. For 2010, we performed step one of the goodwill impairment analysis utilizing a discounted cash flow analysis prepared by management which indicated Starz Networks did not have an impairment at December 31, 2010. The cash flow projections used in our analysis represent management’s best estimate of the future cash flows for Starz Networks as of December 31, 2010.
The fair value of Starz Networks substantially exceeds its carrying value. Goodwill impairment tests require a high degree of judgment with respect to estimates of future cash flows and discount rates as well as other assumptions. Accordingly, any value ultimately derived for Starz Networks may differ from our estimate of fair value.
Carrying Value of Investments in Films and Television Programs
Investment in films and television programs includes the cost of completed films, television programs and original productions which we have produced or for which we have acquired distribution rights, as well as the cost of films, television programs or original productions in production, pre-production and development. Investment in films and television programs is stated at unamortized cost unless reduced to estimated fair value, as discussed below, on an individual film basis. Investment in films and television programs is amortized to production and acquisition costs using the individual-film-forecast method, whereby the costs are charged to expense and royalty, participation and residual costs are accrued based on the proportion that current revenue from the films, television programs and original productions bears to an estimate of the remaining unrecognized ultimate revenue. Estimates of ultimate revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates. We periodically review revenue estimates and revise our assumptions as necessary, which impacts the timing of amortization expense. Significant revisions to our revenue estimates could also be an indicator that a film is impaired.
Investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film, television program or original production may be impaired. The estimated fair value for each title is determined using the discounted estimated future cash flow of each title. If the estimated fair value of a film, television program or original production is less than its unamortized cost, the excess of unamortized cost over the estimated fair value is charged to expense. Considerable management judgment is necessary to estimate the fair value of investment in films and television programs. Changes in these estimates could significantly impact the impairment analysis in the future.

Valuation of Deferred Tax Assets
We are required to estimate the amount of tax payable for the current year and the deferred income tax assets and liabilities for the future tax consequences of events that have been reflected in our financial statements or tax returns. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. Our ability to realize deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies. We may be required to record additional valuation allowances against our deferred tax assets in the future if our assumptions and estimates change which would result in additional income tax expense. Management evaluates the realizability of our deferred tax assets quarterly.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the normal course of business due to our ongoing financial and operating activities. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.
We are exposed to changes in interest rates as a result of borrowings used to maintain our liquidity and fund our operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt and by entering into interest rate swap and collar arrangements when we deem appropriate.
As of December 31, 2012, our debt is comprised of the following amounts (in thousands):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$5,000	1.96%	$534,805	5.09%
As noted above, our outstanding debt at December 31, 2012 was primarily fixed rate debt. We have borrowing capacity at December 31, 2012 of $995.0 million under our senior secured revolving credit facility at variable rates. On January 10, 2013, we utilized $550.0 million of borrowings under our senior secured revolving credit facility and cash on hand to pay the remaining $1.2 billion of the $1.8 billion cash distribution to Old LMC (such distributed cash was subsequently contributed to New LMC) which resulted in a more balanced mix of fixed and variable rate debt.
At December 31, 2012, the fair value of the Senior Notes was $517.8 million. We believe the fair value of our remaining debt approximates its carrying value as of December 31, 2012 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original productions that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of December 31, 2012, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
Item 8. Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm and our consolidated financial statements and notes thereto appear in a separate section of this report (beginning on page F-2 following Part IV).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

Part III.

Starz, LLC meets the conditions set forth in General Instruction I(a) and (b) of Form 10-K and is therefore not required to file the following items:
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of our consolidated financial statements for 2012 and 2011 and the separate financial statements of one of our subsidiaries, and fees billed for other services rendered by KPMG LLP. The following do not reflect fees paid by Old LMC to KPMG LLP.

	December 31,
	2012	2011
Audit fees (1)	$926,250	$906,000
Audit related fees (2)	327,491	67,853
Audit and related fees	1,253,741	973,853
Tax fees (3)	22,097	17,446
Total fees	$1,275,838	$991,299
__________________

(1)
Audit fees include fees for the audit and quarterly reviews of our 2012 and 2011 consolidated financial statements and the audit of the 2012 and 2011 consolidated financial statements of one of our subsidiaries.

(2)
Audit related fees include fees billed in the respective periods for reviews of debt offerings and registration statements and for professional consultations with respect to accounting issues affecting our financial statements.

(3)	Consist of tax compliance fees only as we have not been billed any tax fees by KPMG LLP because we are included in Old LMC’s consolidated federal and state income tax returns.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
Through the date of the Spin-Off, Old LMC managed the pre-approval of our audit fees and non-audit services.

Part IV.

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial Statements
The financial statements listed in the accompanying Index to Financial Statements are filed as part of this report beginning on page F-1.

(2)	Financial Statement Schedules
All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(3)	Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
3-Articles of Incorporation and Bylaws:
3.1
Certificate of Formation of Starz, LLC dated August 10, 2006 (incorporated by reference to Exhibit 3.1 to Starz, LLC’s Registration Statement on Form S-4 filed on October 23, 2012 (File No. 333-184551) (the “S-4”))

3.2	Limited Liability Company Agreement of Starz, LLC dated August 10, 2006 (incorporated by reference to Exhibit 3.2 to the S-4)
4-Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Indenture dated as of September 13, 2012 among Starz, LLC and Starz Finance Corp. as issuers, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the S-4)

4.2
Registration Rights Agreement, dated as of September 13, 2012, by and among Starz, LLC and Starz Finance Corp. as issuers, Starz Entertainment, LLC as the Guarantor, and Suntrust Robinson Humphrey, Inc.(incorporated by reference to Exhibit 4.2 to the S-4)

10-Material Contracts:
10.1
Credit Agreement dated as of November 16, 2011 among Starz, LLC, as the borrower, the lenders from time to time party thereto, the Bank of Nova Scotia, as administrative agent, Suntrust Bank, as syndication agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the S-4)

10.2
Reorganization Agreement, dated as of January 10, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Starz (f/k/a Liberty Media Corporation) (File No. 001-35294) as filed on January 17, 2013 (the “Starz 8-K”))

10.3
Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 10.1 to the Starz 8-K)

10.4
Services Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to the Starz 8-K)

10.5
Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)

10.6	Aircraft Time Sharing Agreements with Starz (incorporated by reference to Exhibit 10.4 to the Starz 8-K)

21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
______________________

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz, LLC
	By:	/s/ Christopher P. Albrecht
Date: February 27, 2013		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/ Christopher P. Albrecht
	Christopher P. Albrecht	Chief Executive Officer (Principal Executive Officer)	February 27, 2013
/s/ Scott D. Macdonald
	Scott D. Macdonald	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2013

	Starz	Sole Member-Manager of the Registrant	February 27, 2013
By:	/s/ J. Steven Beabout
	J. Steven Beabout	Executive Vice President, General Counsel and Secretary

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Number
AUDITED FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	F‑2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F‑3
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	F‑4
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	F‑5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F‑6
Consolidated Statements of Member’s Interest and Noncontrolling Interests for the Years Ended December 31, 2012, 2011 and 2010	F‑7
Notes to Consolidated Financial Statements	F‑8

Report of Independent Registered Public Accounting Firm

The Member
Starz, LLC:

We have audited the accompanying consolidated balance sheets of Starz, LLC and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and member’s interest and noncontrolling interests for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starz, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
February 27, 2013

Starz, LLC and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011
(in thousands)

	2012	2011
Assets
Current assets:
Cash and cash equivalents (Note 12)	$749,774	$1,099,887
Restricted cash	—	4,896
Trade accounts receivable, net of allowances of $35,045 and $38,355 (Note 12)	241,415	241,026
Program rights	340,005	388,298
Deferred income taxes (Note 10)	990	10,114
Other current assets	44,727	31,336
Total current assets	1,376,911	1,775,557
Program rights	338,684	373,552
Investment in films and television programs, net (Note 4)	181,673	183,942
Property and equipment, net (Note 5)	96,280	98,531
Deferred income taxes (Note 10)	12,222	—
Goodwill (Note 12)	131,760	131,760
Other assets, net	38,520	39,833
Total assets	$2,176,050	$2,603,175

Liabilities and Member’s Interest
and Noncontrolling Interests
Current liabilities:
Current portion of debt (Note 6)	$4,134	$4,129
Trade accounts payable	6,162	8,690
Accrued liabilities (Notes 7, 8, 9 and 11)	256,062	304,150
Due to affiliates (Note 8)	39,519	53,836
Deferred revenue	24,574	26,734
Total current liabilities	330,451	397,539
Debt (Note 6)	535,671	540,915
Deferred income taxes (Note 10)	—	10,308
Other liabilities (Note 11)	7,784	11,312
Total liabilities	873,906	960,074

Member’s interest	1,311,951	1,651,484
Noncontrolling interests in subsidiaries	(9,807)	(8,383)
Total member’s interest and noncontrolling interests	1,302,144	1,643,101
Commitments and contingencies (Note 11)
Total liabilities and member’s interest and noncontrolling interests	$2,176,050	$2,603,175

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010

Revenue:
Programming networks and other services	$1,419,074	$1,372,141	$1,380,349
Home video net sales	211,622	241,892	224,988
Total revenue	1,630,696	1,614,033	1,605,337

Costs and expenses:
Programming costs (including amortization) (Note 11)	661,157	651,249	647,817
Production and acquisition costs (including amortization)	192,340	158,789	177,954
Home video cost of sales	63,880	62,440	69,815
Operating expenses	53,410	53,703	73,260
Advertising and marketing (Note 12)	105,674	132,183	175,417
General and administrative (Notes 8 and 11)	109,403	106,081	125,421
Stock compensation, long term incentive plan and phantom stock appreciation rights (Note 9)	20,022	7,078	39,468
Depreciation and amortization	19,406	17,907	20,468
Total costs and expenses	1,225,292	1,189,430	1,329,620

Operating income	405,404	424,603	275,717

Other income (expense):
Interest expense, including amounts due to affiliate of none, none, and $16,054, net of amounts capitalized (Notes 6 and 8)	(25,688)	(5,012)	(20,932)
Other income (expense), net	3,023	(3,505)	(542)
Income from continuing operations before income taxes	382,739	416,086	254,243

Income tax expense (Note 10)	(130,465)	(172,189)	(98,764)

Income from continuing operations	252,274	243,897	155,479

Income (loss) from discontinued operations (including loss on sale of $12,114 in 2011), net of income taxes (Note 3)	—	(7,486)	3,315

Net income	252,274	236,411	158,794

Net loss attributable to noncontrolling interests	2,210	3,273	—

Net income attributable to member	$254,484	$239,684	$158,794

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010

Net income	$252,274	$236,411	$158,794

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments from continuing operations	(73)	(529)	1,167
Foreign currency translation adjustments from discontinued operations	—	(5,946)	(1,172)

Other comprehensive loss	(73)	(6,475)	(5)

Comprehensive income	252,201	229,936	158,789

Comprehensive loss attributable to noncontrolling interests	2,167	3,447	—

Comprehensive income attributable to member	$254,368	$233,383	$158,789

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Operating activities:
Net income	$252,274	$236,411	$158,794
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	—	7,486	(3,315)
Depreciation and amortization	19,406	17,907	20,468
Amortization of program rights	617,789	611,041	611,615
Program rights payments	(456,558)	(554,341)	(532,566)
Amortization of investment in films and television programs	141,553	126,102	116,928
Investment in films and television programs	(284,063)	(213,655)	(117,035)
Stock compensation, long term incentive plan and phantom stock appreciation rights	20,022	7,078	39,468
Payments of long term incentive plan and phantom stock appreciation rights	(33,410)	(7,696)	(196,232)
Noncash interest on debt due to affiliate	—	—	16,313
Deferred income taxes	(17,410)	37,023	52,954
Other non-cash items	4,533	11,014	2,808
Changes in assets and liabilities:
Current and other assets	1,759	(29,101)	9,510
Due to affiliates	(5,637)	89,271	(1,554)
Payables and other liabilities	31,819	9,433	12,983
Net cash provided by operating activities	292,077	347,973	191,139
Investing activities – purchases of property and equipment	(16,214)	(7,723)	(7,099)
Financing activities:
Borrowings of debt	500,000	505,000	129,343
Payments of debt	(504,029)	(59,170)	(202,035)
Debt issuance costs	(8,514)	(10,191)	—
Distributions to parent	(600,000)	—	(75,221)
Distributions to parent related to stock compensation	(4,689)	—	—
Minimum withholding of taxes related to stock compensation	(13,273)	—	—
Excess tax benefit from stock compensation	4,401	—	—
Contribution from parent	—	—	15,000
Contribution from noncontrolling owner of subsidiary	—	3,000	500
Settlement of derivative instruments	3	(2,863)	(6,301)
Restricted cash	—	8,226	10,300
Net cash provided by (used in) financing activities	(626,101)	444,002	(128,414)
Effect of exchange rate changes on cash and cash equivalents	125	(17)	59
Net cash provided by discontinued operations	—	—	1,072
Net increase (decrease) in cash and cash equivalents	(350,113)	784,235	56,757
Cash and cash equivalents:
Beginning of year	1,099,887	315,652	258,895
End of year	$749,774	$1,099,887	$315,652

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Consolidated Statements of Member’s Interest and Noncontrolling Interests
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Member’s Interest	Notes Receivable from Affiliate	Noncontrolling Interests	Total
Balance at January 1, 2010	$1,469,898	$(489,134)	$—	$980,764
Net income	158,794	—	—	158,794
Other comprehensive loss	(5)	—	—	(5)
Distributions to parent (Note 8)	(75,221)	—	—	(75,221)
Contribution of notes receivable from affiliate (Note 8)	426,254	—	—	426,254
Distribution of notes receivable to affiliate (Note 8)	(489,134)	489,134	—	—
Contribution from parent	15,000	—	—	15,000
Stock compensation	3,095	—	—	3,095
Contribution from noncontrolling owner of subsidiary	—	—	500	500
Balance at December 31, 2010	1,508,681	—	500	1,509,181
Net income (loss)	239,684	—	(3,273)	236,411
Other comprehensive loss	(6,301)	—	(174)	(6,475)
Contribution from parent (Note 8)	36,617	—	—	36,617
Change in deferred tax assets due to sale of noncontrolling interest (Note 10)	(141,135)	—	—	(141,135)
Stock compensation	5,352	—	150	5,502
Contribution from noncontrolling owner of subsidiary	—	—	3,000	3,000
Allocate member’s interest in deficit to noncontrolling interest	8,586	—	(8,586)	—
Balance at December 31, 2011	1,651,484	—	(8,383)	1,643,101
Net income (loss)	254,484	—	(2,210)	252,274
Other comprehensive income (loss)	(116)	—	43	(73)
Distributions to parent (Note 1)	(600,000)	—	—	(600,000)
Distributions to parent related to stock compensation	(4,689)	—	—	(4,689)
Change in deferred tax assets due to sale of noncontrolling interest	(1,855)	—	(354)	(2,209)
Stock compensation	25,916	—	1,097	27,013
Minimum withholding of taxes related to stock compensation	(13,273)	—	—	(13,273)

Balance at December 31, 2012	$1,311,951	$—	$(9,807)	$1,302,144

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 1 -	Basis of Presentation and Description of Business

Starz, LLC provides premium subscription video programming to United States (“U.S.”) multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies. Starz, LLC also develops, produces and acquires entertainment content and distributes this content to consumers in the U.S. and throughout the world.

During August 2012, the board of directors of our parent company (f/k/a Liberty Media Corporation (“Old LMC”)) authorized a plan to spin off wholly-owned subsidiary Liberty Spinco, Inc. (“Liberty Spinco”) (the “Spin-Off”), which, at the time of the Spin-Off, would hold all of the businesses, assets and liabilities of Old LMC not associated with the businesses of Starz, LLC (with the exception of Starz, LLC’s Englewood, Colorado corporate office building). On January 11, 2013, the Spin-Off was effected in a tax-free manner through the distribution, by means of a pro-rata dividend, of shares of Liberty Spinco to the stockholders of Old LMC. As a result, Liberty Spinco became a separate public company on January 11, 2013 and was renamed “Liberty Media Corporation” (“New LMC”). In connection with the Spin-Off, the parent company of Starz, LLC was renamed “Starz.” Unless the context otherwise requires, Old LMC is used to refer to Starz, LLC’s parent company when events or circumstances being described occurred prior to the Spin-Off and Starz is used to refer to Starz, LLC’s parent company when events or circumstances being described occurred following the Spin-Off.

In connection with the Spin-Off, Starz, LLC distributed $1.8 billion in cash to Old LMC (paid as follows: $100.0 million on July 9, 2012, $250.0 million on August 17, 2012, $50.0 million on September 4, 2012, $200.0 million on November 16, 2012 and $1.2 billion on January 10, 2013) funded by a combination of cash on hand and $550.0 million of borrowings under Starz, LLC’s senior secured revolving credit facility. Such distributed cash was contributed to New LMC prior to the Spin-Off. Additionally, in connection with the Spin-Off, Starz, LLC distributed its Englewood, Colorado corporate office building and related building improvements to Old LMC (and Old LMC transferred such building and related improvements to a subsidiary of New LMC) and then leased back the use of such facilities from this New LMC subsidiary. Following the Spin-Off, New LMC and Starz operate independently, and neither have any stock ownership, beneficial or otherwise, in the other. See Note 15 – Subsequent Events for additional information regarding agreements entered into in connection with the Spin-Off.

On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million of 5% Senior Notes due September 15, 2019 (the “Senior Notes”). Starz Finance Corp. is a wholly-owned subsidiary of Starz, LLC and was formed for the sole purpose of co-issuing the Senior Notes. Starz Finance Corp. does not have and will not have any operations, assets or subsidiaries of its own. The Senior Notes pay interest semi-annually on September 15 and March 15 of each year. The Senior Notes are guaranteed by Starz Entertainment, LLC (“Starz Entertainment”). Starz, LLC used the net proceeds as well as cash on hand to repay and terminate the $500.0 million term loan under its senior secured credit facilities. See Note 15 – Subsequent Events for additional information regarding the Senior Notes.

On January 28, 2011, Starz, LLC sold a 25% interest in Starz Media Group, LLC (“Starz Media”), a previously wholly-owned subsidiary, to The Weinstein Company LLC (“TWC”) for cash consideration of $3.0 million.

In July 2010, Starz, LLC elected to shut down its majority-owned subsidiary Overture Films, LLC (“Overture Films”). Prior to its shut down, Overture Films produced, acquired and distributed motion pictures in theaters in the U.S. Overture Films used third party distributors to distribute its films outside the U.S. to the extent it held rights to such films in international territories. Overture Films’ final three films were released theatrically during the fourth quarter of 2010. The Overture Films’ library of films was retained by Starz, LLC and will continue to be exploited.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Following the Spin-Off, Starz, LLC is a wholly-owned subsidiary of Starz. Starz, LLC’s business operations are conducted by our wholly-owned subsidiaries Starz Entertainment, Film Roman, LLC (“Film Roman”) and certain other immaterial subsidiaries, and our majority-owned subsidiary Starz Media. Starz, LLC is managed by and organized around the following operating segments:

Starz Networks

Starz Networks’ (previously referred to as Starz Channels) flagship premium networks are Starz and Encore. Starz, a first-run movie service, exhibits contemporary hit movies, original series, and documentaries. Encore airs first-run movies and classic contemporary movies. Starz Network’s third network, MoviePlex, offers a variety of art house, independent films and classic movie library content. Starz and Encore, along with MoviePlex, air across 17 linear networks complemented by on-demand and Internet services. Starz Networks’ premium networks are offered by MVPDs to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a-la-carte basis.

Starz Distribution

Starz Distribution includes Starz, LLC’s Home Video, Digital Media and Worldwide Distribution businesses.

Home Video

Starz, LLC, through its majority-owned subsidiary Anchor Bay Entertainment, LLC (“Anchor Bay Entertainment”), sells or rents DVDs (standard definition and Blu-ray™) under the Anchor Bay and Manga brands, in the U.S., Canada, the United Kingdom, Australia and other international territories to the extent it has rights to such content in international territories. Anchor Bay Entertainment develops and produces certain of its content and also acquires and licenses various titles from third parties. Certain of the titles produced or acquired by Anchor Bay Entertainment air on Starz Networks’ Starz and Encore networks. Anchor Bay Entertainment also distributes other titles acquired or produced by Starz, LLC (including Overture Films’ titles and Starz Networks’ original programming content) and TWC’s titles. These titles are sold to and distributed by regional and national retailers and other distributors, including Wal-Mart, Target, Best Buy, Ingram Entertainment, Amazon and Netflix.

Digital Media

Digital Media distributes digital and on-demand content for Starz, LLC’s owned content and content for which it has licensed digital ancillary rights (including Overture Films’ titles) in the U.S. and throughout the world to the extent it has rights to such content in international territories. Digital Media receives fees for such services from a wide array of partners and distributors. These range from traditional MVPDs, Internet/mobile distributors, game developers/publishers and consumer electronics companies. Digital Media also distributes Starz Networks’ original programming content and TWC’s titles.

Worldwide Distribution

Worldwide Distribution (previously referred to as Television) distributes movies, television series, documentaries, children’s programming and other video content. Worldwide Distribution exploits Starz, LLC’s owned content and content for which it has licensed ancillary rights (including Overture Films’ titles) on free or pay television in the U.S. and throughout the world on free or pay television and other media to the extent it has rights to such content in international territories. It also distributes Starz Networks’ original programming content.

Starz Animation

Starz, LLC, through its wholly-owned subsidiary Film Roman, develops and produces two-dimensional animated content on a for-hire basis for distribution theatrically and on television for various third party entertainment companies. See also Note 3 – Discontinued Operations.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 2 - Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Starz, LLC and its majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Starz, LLC considers amortization of program rights, the fair value of goodwill and any related impairment, the development of ultimate revenue estimates (as defined below under “Investment in Films and Television Programs”) associated with released films, the assessment of investment in films and television programs for impairment, valuation allowances associated with deferred income taxes and allowances for sales returns to be its most significant estimates. Actual results may differ from those estimates.

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2012 presentation. In addition, Starz reclassified $53.6 million of program rights from current to long-term in the accompanying consolidated balance sheet as of December 31, 2011 to correctly reflect the estimated usage of program rights that extended beyond a year from that date. The revisions were not material to Starz’s financial statements taken as a whole.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are invested at high credit quality financial institutions. Deposits generally exceed the Federal Deposit Insurance Corporation insurance limit.

Restricted Cash

Restricted cash includes amounts owed under the distribution agreement entered into with TWC (see Note 8).

Allowance for Trade Receivables

The allowance for trade receivables represents estimated losses which may result from the inability of customers to make required payments on trade accounts receivable and for sales returns. Allowances for sales returns are based on past experience and current trends that are expected to continue.

Program Rights

The cost of program rights for films and television programs exhibited by Starz Networks are generally amortized on a film-by-film basis over the anticipated number of exhibitions. Starz Networks estimates the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense using the straight-line method over the respective lives of the agreements. Starz Networks generally has rights to two or three separate windows under its output agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window with the majority of the cost allocated to the first window. Considerable management judgment is necessary to estimate the fair value of each window.

Investment in Films and Television Programs

Investment in films and television programs generally includes the cost of completed films, television programs and original productions which have been produced by Starz or for which Starz has acquired distribution rights, as well as the cost of films, television programs or original productions in production, pre-production and development. Capitalized costs include production costs, including labor, goods and services, interest and allocable overhead, acquisition of distribution

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

rights (including cash advances paid to TWC for theatrical releases under the distribution agreement entered into with TWC – see Note 8), acquisition of story rights and the development of stories less the license fee for original productions, which have aired on the Starz linear channels, on-demand or on the Internet.

Starz allocates the cost of its original productions between the pay television window and the ancillary revenue markets (e.g. home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The amount associated with original productions is reclassified to program rights when the program is aired. Investment in films and television programs is amortized using the individual-film-forecast method, whereby the costs are charged to expense and royalty, participation and residual costs are accrued based on the proportion that current revenue from the films, television programs and original productions bears to an estimate of the remaining unrecognized ultimate revenue. Ultimate revenue estimates do not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series. Estimates of ultimate revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Investment in films and television programs in development or pre-production is periodically reviewed to determine whether they will ultimately be used in the production of a film or television program. Costs of films, television programs and original productions in development or pre-production are charged to expense when a project is abandoned, or generally if the film, television program or original production has not been set for production within three years from the time of the first capitalized transaction.

Investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film, television program or original production may be impaired. The estimated fair value for each title is determined using the discounted estimated future cash flow of each title. If the estimated fair value of a film, television program or original production is less than its unamortized cost, the excess of unamortized cost over the estimated fair value is charged to expense. Considerable management judgment is necessary to estimate the fair value of investment in films and television programs.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years for support and distribution equipment, 3 to 7 years for furniture, fixtures and other assets and 40 years for the corporate office building. See Note 15 – Subsequent Events for additional information regarding the distribution, and related lease-back, of the corporate office building to a subsidiary of New LMC.

Property and equipment is reviewed for impairment when an event or change in circumstances indicates that the asset may be impaired. If the carrying value of the asset is determined to not be recoverable and is greater than its fair value, then an impairment charge is recognized. The charge consists of the amount by which the carrying value of the asset exceeds its fair value. Fair value is estimated by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Considerable management judgment is necessary to determine recoverability and to estimate the fair value of property and equipment.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified assets acquired. Goodwill is reviewed for impairment annually, at December 31, or more frequently if indicators of potential impairment exist. Starz, LLC utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. In evaluating goodwill on a qualitative basis, Starz, LLC considers whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environment and how these factors might impact the company specific performance in future periods.

If step one is necessary, the fair value of each reporting unit in which goodwill resides is compared to its carrying value. Fair value is estimated by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. For reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss. In the second test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

allocated amount and the carrying value of the goodwill is recorded as an impairment charge. Considerable management judgment is necessary to estimate the fair value of each reporting unit.

Revenue Recognition

Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. If an affiliation agreement has expired, revenue is recognized based on the terms of the expired agreement or the actual payment from the distributor, whichever is less. Payments to distributors for marketing support costs for which Starz, LLC does not receive a direct benefit are recorded as a reduction of the corresponding revenue. Certain sales incentives, including discounts and rebates, provided to distributors are accounted for as a reduction of revenue and are not significant.

Revenue generated from the sale of DVDs is recognized, net of an allowance for estimated sales returns, on the later of the estimated receipt of the product by the customer or after any restrictions on sale lapse. At the time of the initial sale, Starz, LLC also records a provision, based on historical trends and practices, to reduce revenue for discounts and rebates provided to customers related to the sale of DVDs.

Revenue from digital and television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement, is available for exploitation and when certain other conditions are met. In the event that a licensee pays Starz, LLC a nonrefundable minimum guarantee at or prior to the beginning of a license term, Starz, LLC records this amount as deferred revenue until all of the criteria for recognition are met.

Starz, LLC recognizes revenue and related production costs related to animation services provided to customers under contract generally based on the percentage that costs incurred-to-date bear to estimated total costs to complete based upon the most recent information. Revenue recognized is proportional to the work performed-to-date under the contracts.

Revenue from the theatrical release of feature films is recognized at the time of exhibition based on Starz, LLC’s participation in box office receipts.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Certain of Starz, LLC’s affiliation agreements require Starz, LLC to provide marketing support to the distributor based upon certain criteria, which are dependent on future events. Marketing support is mutually beneficial and generally cooperative advertising and marketing between Starz, LLC and its distributors. Marketing support is recorded as an expense and not a reduction of revenue when Starz, LLC has received a direct benefit and the fair value of such benefit is determinable.

Stock-Based and Other Long-term Compensation

Starz, LLC measures the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Starz, LLC measures the cost of employee services received in exchange for an award of liability instruments based on the current fair value of the award and re-measures the fair value of the award at each reporting date.

Certain current and former employees of Starz, LLC held awards granted under the Overture Films, LLC 2006 Long-term Incentive Plan (the “Overture LTIP”). Because Overture is a privately held enterprise, Starz, LLC utilized a probability-weighted expected return method to determine the fair value of the awards and corresponding compensation expense under the Overture LTIP. The estimated value per unit was estimated based upon an analysis of probability-weighted net present values of future returns, considering each of the various future outcomes.

Income Taxes

Starz, LLC and the majority of its wholly-owned subsidiaries are limited liability companies that are classified for U.S. federal income tax purposes as entities which are disregarded as separate from Old LMC/Starz. Starz, LLC is included in Old LMC’s/Starz’s consolidated federal and state income tax returns.

As a result of the sale of 25% of Starz Media to TWC, Starz Media is no longer consolidated for federal income tax purposes and is no longer consolidated in certain states for state income tax purposes with Old LMC/Starz and is now a

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

separate taxpayer for federal purposes and in certain states. Effective April 1, 2012, Starz Media filed an election to convert itself from a limited liability company (“LLC”) treated as a corporation to a partnership for federal and state income tax purposes.

The income tax provision included in these consolidated financial statements has been prepared as if Starz, LLC was a stand-alone federal and state taxpayer. Accordingly, Starz, LLC has applied the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which Starz, LLC operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if Starz, LLC believes it more likely than not that such net deferred tax assets will not be realized.

Collaborative Arrangements

As part of its production and acquisition activities, Starz, LLC has entered into collaborative arrangements. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. A collaborative arrangement may provide that one participant has sole or primary responsibility for certain activities or that two or more participants have shared responsibility for certain activities. Starz, LLC records revenue and costs on a gross basis for activities for which it has been determined to be the principal and records revenue and costs on a net basis for activities for which it has been determined to be the agent. Payments made to other participants are recorded as participation expense within production and acquisition costs in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable, trade accounts payable, accrued liabilities and due to affiliates approximates fair value, due to their short maturity. See Note 6 for information concerning the fair value of Starz, LLC’s debt instruments.

Foreign Currency Translation

The functional currency of Starz, LLC is the U.S. dollar. The functional currency of Starz, LLC’s foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date and the related statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is included as a component of accumulated other comprehensive income (loss) in member’s interest and noncontrolling interests and the consolidated statements of comprehensive income.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in gains and losses which are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board amended the Accounting Standards Codification as summarized in Accounting Standards Update (“ASU”) 2012-07-Entertainment-Films (Topic 926). ASU 2012-07 eliminates the presumption that conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendment also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests, the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. ASU 2012-07 is effective for impairment assessments performed on or after December 15, 2012 and should be applied prospectively. Starz, LLC does not believe that the amendment had any impact on its consolidated financial statements.

Note 3 - Discontinued Operations

On March 3, 2011, Starz, LLC completed the sale of 92.5% of Starz Media Canada Co. (“Canada Co.”), located in Toronto, Ontario, to a Canadian investor group and recognized a loss on the sale of $12.1 million, before a tax benefit of $3.9 million. Subsequent to the sale, Starz, LLC maintains a 7.5% ownership interest, but does not have significant involvement with the ongoing operations of Canada Co. Canada Co. develops and produces three-dimensional animated content on a for-hire basis.

The summarized statements of operations of Canada Co. for the years ended December 31, 2012, 2011 and 2010 included in discontinued operations in the consolidated statements of operations are as follows:

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$—	$1,354	$20,623
Operating expenses	—	(1,513)	(12,182)
Advertising and marketing	—	(2)	(103)
General and administrative	—	(114)	(1,102)
Depreciation	—	(447)	(1,773)
Operating income (loss)	—	(722)	5,463
Other expense	—	(61)	(274)
Income (loss) before income taxes	—	(783)	5,189
Income tax benefit (expense)	—	1,500	(1,874)
Net income	$—	$717	$3,315

Note 4 – Investment in Films and Television Programs, Net

Investment in films and television programs, net consists of the following (in thousands):

	December 31,
	2012	2011

Released film costs-theatrical, less amortization	$3,650	$11,876
Film costs – television and DVD:
Released, less amortization	44,101	67,912
Completed, but not released	343	7,283
In production	128,535	91,570
Development and pre-production	5,044	5,301
	$181,673	$183,942

Approximately 88% of the unamortized film costs (theatrical, television and DVD) for released films of $47.8 million at December 31, 2012 are expected to be amortized within three years. Approximately $32.4 million of the costs of Released and Completed, but not released films of $48.1 million at December 31, 2012 are expected to be amortized during the next twelve months.

As a result of changes in ultimate revenue estimates, Starz Distribution recognized impairments of investment in films and television programs totaling $17.2 million, $12.9 million and $46.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such impairments are included in production and acquisition costs in the consolidated statements of operations.

Note 5 - Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2012	2011
Building and support equipment	$100,061	$139,368
Distribution equipment	91,824	95,423
Furniture, fixtures and other	15,277	15,115
	207,162	249,906
Less accumulated depreciation	(110,882)	(151,375)
	$96,280	$98,531

The cost of satellite transponders under capital leases included in distribution equipment was $57.5 million and $60.5 million as of December 31, 2012, and 2011, respectively. Accumulated depreciation for these transponders was $30.2 million and $27.7 million at December 31, 2012 and 2011, respectively. During 2012, Starz, LLC conducted a review of its fixed asset records and wrote-off $56.0 million of fully depreciated assets that are no longer in service.

Note 6 - Debt

Debt consists of the following (in thousands):

	December 31,
	2012	2011
Senior Secured Credit Facilities (a)	$5,000	$505,000
Senior Notes (b)	500,000	—
Transponder capital leases (c)	34,805	40,044
Total debt	539,805	545,044
Less current portion of debt	(4,134)	(4,129)
Debt	$535,671	$540,915

(a)
On November 16, 2011, Starz, LLC entered into a credit agreement that provides a $1,000 million revolving credit facility, with a $50 million sub-limit for standby letters of credit, and $500.0 million of term loans (the “Senior Secured Credit Facilities”). At closing, Starz, LLC borrowed $500 million under the term loan facility and $5 million under the revolving credit facility. Net proceed from the Senior Notes and cash on hand were used to repay and terminate the term loans in September 2012. Borrowings under the revolving credit facility may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The revolving credit facility is scheduled to mature on November 16, 2016.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Interest on each loan under the Senior Secured Credit Facilities is payable at either an alternate base rate or LIBOR at Starz, LLC’s election. Borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.50% depending on the consolidated leverage ratio, as defined in the Senior Secured Credit Facilities. The alternate base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus ½ of 1% or (c) LIBOR for a one-month interest period plus 1%. Borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.50% depending on the consolidated leverage ratio. The Senior Secured Credit Facilities require Starz, LLC to pay a commitment fee on any unused portion under the revolving credit facility. The commitment fee varies between 0.25% and 0.50%, depending on the consolidated leverage ratio.

As of December 31, 2012, the following borrowings and related LIBOR interest rates were outstanding under the Senior Secured Credit Facilities (dollars in thousands):

LIBOR period:	Interest Rate	Loan Amount
December 2012 – January 2013	1.9617%	$5,000

The Senior Secured Credit Facilities contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends or making certain distributions, investments and other restricted payments, liens, guarantees and investments. In addition, Starz, LLC must comply with certain financial covenants including a consolidated leverage ratio, as defined in the agreement. As of December 31, 2012, Starz, LLC is in compliance with all covenants under the Senior Secured Credit Facilities.

(b)
On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million aggregate principal amount of Senior Notes, due September 15, 2019. The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year. The Senior Notes are guaranteed by Starz Entertainment. Starz, LLC used the net proceeds and cash on hand to repay and terminate the $500.0 million term loan under our Senior Secured Credit Facilities. During the first quarter of 2013, Starz, LLC completed an exchange offer for the Senior Notes and co-issued an additional $175.0 million 5.0% senior notes (see Note 15 – Subsequent Events).

The Senior Notes rank equally in right of payment to all existing and future senior obligations and existing and future subordinated obligations. The Senior Notes are effectively subordinated to any existing and future secured obligations and to all the liabilities of the subsidiaries that do not guarantee the Senior Notes.

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends or making certain distributions, investments and other restricted payments, liens, guarantees and investments. As of December 31, 2012, Starz, LLC is in compliance with all covenants under the Senior Notes.

(c)
Starz Entertainment has entered into capital lease agreements for its transponder capacity. The agreements expire during 2018 to 2021 and have an imputed annual interest rates ranging from 5.5% to 7.0%.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Debt maturities for the next five years and thereafter are as follows (in thousands):

2013	$6,228
2014	6,228
2015	6,228
2016	11,228
2017	6,228
Thereafter	512,346
Total minimum payments	548,486
Less: amounts representing interest	(8,681)
Present value of debt payments	539,805
Less: current portion of debt obligations	(4,134)
Long-term portion of debt obligations	$535,671

At December 31, 2012, the fair value of the Senior Notes was $517.8 million and was based upon quoted prices in active markets. Starz, LLC believes the fair value of the remaining debt approximates its carrying value as of December 31, 2012 due to its variable rate nature and Starz, LLC’s stable credit spread.

Amounts totaling $2.2 million, $2.0 million and $2.0 million in interest costs have been capitalized as investment in films and television programs during the years ended December 31, 2012, 2011 and 2010, respectively.

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Royalties, residuals and participations	$72,139	$46,692
Participations payable to TWC	23,861	56,201
Program rights payable	57,125	65,600
Advertising and marketing	38,779	39,381
Payroll and related costs	23,657	22,380
Accrued compensation related to long term incentive plan	3,195	33,854
Other	37,306	40,042
	$256,062	$304,150

Approximately 85% of accrued royalties, participations and residuals of $72.1 million at December 31, 2012 are expected to be paid during the next twelve months.

Note 8 – Related Party Transactions

Due to Affiliates

Prior to the Spin-Off, Starz, LLC participated in Old LMC’s employee benefit plans (medical, dental, life insurance, etc.) and will participate in Starz’s plans following the Spin-off. Charges from Old LMC related to these benefits and other miscellaneous charges are included in general and administrative expenses in the accompanying consolidated statements of operations and aggregated $12.5 million, $12.4 million and $12.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts were invoiced by Old LMC on a monthly basis and were due upon receipt of the invoice by Starz, LLC. Amounts due to affiliate for such charges totaled $1.0 million and $3.6 million as of December 31, 2012 and 2011, respectively.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Due to affiliates at December 31, 2012 and 2011 also includes $38.5 million and $50.2 million respectively for amounts owed to Old LMC for income tax obligations.

Contributions from (Distributions to) Affiliate

Starz, LLC is a single member LLC, which is treated as an entity that is disregarded as being separate from Old LMC/Starz for U.S. federal income tax purposes. As such, Starz, LLC is included in the consolidated federal and state income tax returns of Old LMC prior to the Spin-Off. Prior to 2011, Starz, LLC’s subsidiary Starz Media was subject to a separate tax sharing agreement with Old LMC. As a result, the tax benefits of losses generated by Starz Media were not included in the calculation of Starz, LLC’s tax obligation to Old LMC. Accordingly, Starz, LLC’s tax payments to Old LMC prior to 2011 were in excess of what Starz, LLC’s consolidated tax obligation would have been if Starz Media was included in the tax calculation. Such excess payments of $75.2 million are reflected as distributions to parent in the accompanying consolidated statements of cash flows and consolidated statements of member’s interest and noncontrolling interests.

As a result of the sale of the 25% interest to TWC in January 2011, Starz Media is now a separate taxpayer for federal purposes and in certain states. During the year ended December 31, 2011, Starz, LLC’s tax liability to Old LMC was reduced by $36.6 million due to the overpayment of 2010 tax sharing obligations which were treated as a distribution to affiliate in 2010. Such reduction is reflected as a contribution from affiliate in the accompanying consolidated statement of member’s interest and noncontrolling interests.

During 2006, Starz, LLC entered into two notes receivable totaling $489.1 million with Liberty Media LLC, a wholly-owned subsidiary of Old LMC. Such notes were classified in member’s interest. Starz, LLC distributed the notes receivable to Liberty Media LLC on September 30, 2010 in connection with a corporate reorganization. Starz, LLC did not recognize interest on the notes receivable.

Note Payable due to Affiliate

On December 28, 2006, a wholly-owned subsidiary of Starz Media, entered into a note agreement with Liberty Media LLC to fund the operating needs of this subsidiary. Such note bore interest at a rate of LIBOR plus 4.0%. On September 30, 2010, Liberty Media LLC contributed its receivable under the note agreement aggregating $363.6 million to Starz, LLC in connection with a corporate reorganization. Such note agreement was canceled on October 1, 2011. See Note 6 for interest capitalized as investment in films and television programs.

Mezzanine Debt due to Affiliate

On January 2, 2008, Overture Films entered into a $50.0 million, six year secured term credit facility (the “Overture Mezzanine Debt”) with Liberty Media LLC. The Overture Mezzanine Debt was used to fund certain costs and working capital associated with the production or acquisition of theatrical films.  On September 30, 2010, Liberty Media LLC contributed its receivable under the Overture Mezzanine Debt aggregating $62.7 million to Starz, LLC in connection with a corporate restructuring. Interest on each loan under the Overture Mezzanine Debt was payable at LIBOR plus 10.00% per annum. Such note agreement was canceled in August 2012. See Note 6 for interest capitalized as investment in films and television programs.

Related Party

As discussed previously, on January 28, 2011, Starz, LLC sold a 25% interest in Starz Media to TWC. In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with TWC for the distribution, by the Home Video and Digital Media businesses, of certain of TWC’s theatrical releases. Starz, LLC recognized participation expense of $60.8 million, $72.1 million and none, which is included in production and acquisition costs in the accompanying statement of operations, for TWC’s share of the net proceeds under the license agreement, for the years ended December 31, 2012, 2011 and 2010, respectively. Starz, LLC’s accrued advances payable to TWC totaled $23.9 million and $56.2 million, which is included in accrued liabilities in the accompanying consolidated balance sheets, at December 31, 2012 and 2011, respectively. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to TWC under this agreement up to $50.0 million.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 9 – Stock Options, Long Term Incentive Plan and Phantom Stock Appreciation Rights

Stock Options – Pursuant to an Old LMC incentive plan, Old LMC granted to certain of Starz, LLC’s employees stock options to purchase former Liberty Starz common stock and restricted shares of Liberty Starz common stock. In November 2011, Old LMC exchanged each share of outstanding Series A Liberty Starz common stock for 0.88129 of a share of Old LMC’s Series A Liberty Capital common stock (“LMCA”). The outstanding Liberty Starz restricted stock was also exchanged for LMCA restricted stock using the same ratio. An adjustment was made to the strike price of and number of shares (using the same ratio) subject to each outstanding stock option to purchase shares of Liberty Starz common stock. The exchange of stock options and restricted stock was considered a modification of the previous award, however, the impact to compensation expense was not significant.

On December 4, 2012 (the “Grant Date”), pursuant to the approval of the Compensation Committee of its Board of Directors, Old LMC effected the acceleration of each unvested in-the-money option to acquire shares of LMCA held by certain of its and its subsidiaries’ officers (collectively, the “Eligible Optionholders”), including one executive officer of Starz, LLC. Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LMCA shares (the “Eligible Options”) (collectively, the “Exchange”), and:

•
with respect to each vested Eligible Option, Old LMC granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option, except that the exercise price for the new option is the closing price per LMCA share, as applicable, on The Nasdaq Global Select Market on the Grant Date; and

•	with respect to each unvested Eligible Option:

◦
the Eligible Optionholder sold to Old LMC the shares of LMCA received upon exercise of such unvested Eligible Option on the Grant Date for cash equal to the closing price of LMCA on The Nasdaq Global Select Market on the Grant Date;

◦
Each Eligible Optionholder used the proceeds of that sale to purchase from Old LMC at that price an equal number of restricted LMCA shares, as applicable, which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

◦
Old LMC granted the Eligible Optionholder an unvested new option, with substantially the same terms and conditions as the exercised unvested Eligible Option, except that (a) the number of shares underlying the new option is equal to the number of shares underlying such exercised unvested Eligible Option less the number of restricted shares purchased from Old LMC as described above and (b) the exercise price of the new option is the closing price of LMCA on The Nasdaq Global Select Market on the Grant Date.

Starz, LLC recognized $20.0 million (including $5.8 million of expense related to the Exchange), $6.9 million and $4.3 million during the years ended December 31, 2012, 2011 and 2010, respectively of compensation expense related to vested stock options and restricted stock. As of December 31, 2012, the total unrecognized compensation cost related to the unvested stock options and restricted stock was approximately $44.7 million. Such amount will be recognized in Starz, LLC’s consolidated statements of operations over a weighted average period of approximately 2.4 years.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The historical awards granted in 2012, 2011 and 2010 are summarized as follows:

	Options Granted	Weighted Average Grant-Date Fair Value
2012 Awards:
Stock options - LMCA	688,000	$40.12
Stock options - LMCA issued in the Exchange	482,535	$42.36
Restricted stock - LMCA	58,110	$105.56
2011 Awards:
Stock options - LMCA	100,000	$32.60
Stock options - Series A Liberty Starz Common Stock	496,000	$21.36
Restricted stock - Series A Liberty Starz Common Stock	11,655	$77.52
2010 Awards:
Stock options - Series A Liberty Starz Common Stock	208,500	$16.17
Restricted stock - Series A Liberty Starz Common Stock	—	—

The 2012, 2011 and 2010 stock option awards vest quarterly over a 4 year period and have a term of 7 years, except with respect to certain of the Exchange options which have a term of 10 years. Starz, LLC calculates the grant-date fair value for the stock options using the Black-Scholes Model. The expected term used in the Black-Scholes calculation was a range of 4.50 to 7.08 years for the 2012 awards, 4.40 years for the 2011 awards and 4.56 years for the 2010 awards. The expected volatility was a range of 37.5% to 54.2% for the 2012 awards, 31.9% for the Liberty Starz grants and 54.2% for the LMCA grants for the 2011 awards and 33.6% for the 2010 awards. The expected volatility used in the calculation for the awards is based on the historical volatility of Old LMC’s LMCA, Starz and Capital tracking stocks and the implied volatility of LMC’s publicly traded options. Starz, LLC uses a zero dividend rate as Starz, LLC has not historically declared dividends and a range of risk-free rates of 0.5% to 1.0% for the 2012 awards, 0.7% to 1.9% for the 2011 awards and 2.2% to 2.4% for the 2010 awards which are derived from U.S. Treasury Bonds with a term similar to that of the subject options. The grant-date fair value of the 2012 outstanding restricted shares of 58,110 was based on the market value of the Series A Liberty Starz common stock related to the unvested LMCA options which they were exchanged for as follows: 3,100 restricted shares at $105.56, 43,546 restricted shares at $105.56 and 11,464 restricted shares at $105.56 per share. The grant-date fair value of the 2011 outstanding restricted shares of 11,655 was based on the market value of the Series A Liberty Starz common stock at the grant date of $77.52 per share. Of the 58,110 restricted shares granted in 2012, 46,646 will vest on December 31, 2013 and 11,464 will vest quarterly through December 15, 2015. The 2011 grant of restricted shares vest annually over three years.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table presents the number and weighted average exercise price (“WAEP”) of the historical Liberty Starz stock options prior to the conversion in November 2011 to LMCA stock options:

	Options	WAEP
Outstanding at January 1, 2010	600,000	$61.53
Granted	208,500	$51.04
Exercised	(3,310)	$51.03
Forfeited	(10,439)	$51.03
Expired/cancelled	—	$—
Outstanding at December 31, 2010	794,751	$59.41
Granted	496,000	$72.92
Exercised	(8,683)	$52.63
Forfeited	(31,626)	$64.78
Expired/cancelled	—	$—
Liberty Starz conversion to LMCA	(1,250,442)	$57.56
Outstanding at December 31, 2011	—	$—

The following table presents the number and WAEP of LMCA stock options after the conversion from Liberty Starz stock options in November 2011:

	Options	WAEP
Outstanding at December 31, 2010	—	$—
Liberty Starz conversion to LMCA	1,101,922	$65.31
Granted	100,000	$73.45
Exercised	(275)	$57.90
Forfeited	—	$—
Expired/cancelled	—	$—
Outstanding at December 31, 2011	1,201,647	$65.99
Granted	688,000	$90.49
Exercised	(166,316)	$73.13
The Exchange, Granted	482,535	$105.56
The Exchange, Exercised	(540,645)	$63.37
Forfeited	(49,510)	$83.27
Expired/cancelled	—	$—
Outstanding at December 31, 2012	1,615,711	$93.14

Exercisable at December 31, 2012	520,540	$95.84

At December 31, 2012 the weighted-average remaining contractual term of the outstanding options is 6.1 years and the exercisable options is 6.2 years.

Long Term Incentive Plan - Starz, LLC granted incentive units to certain officers and key employees (“Plan Participants”) under the 2006 long term incentive plan (“2006 LTIP”). Such grants vest over a period of four years. Compensation under the 2006 LTIP is computed based on the vested percentage of units granted and a formula based on a multiple of earnings before interest, taxes, depreciation and amortization, adjusted for certain net assets or liabilities of Starz Entertainment, as defined. During 2010, Starz, LLC amended the LTIP to freeze the value of the 2006 LTIP units at the value calculated as of December 31, 2009. All amounts accrued under the 2006 LTIP are payable in cash, Old LMC common stock or a combination thereof at specified dates through 2013.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Starz, LLC recognized none, $0.2 million and $3.1 million during the years ended December 31, 2012, 2011 and 2010, respectively, of compensation expense related to the 2006 LTIP. During the years ended December 31, 2012, 2011 and 2010, Starz, LLC made payments of $33.4 million, $7.7 million and $46.6 million, respectively, to certain Plan Participants under the 2006 LTIP. Starz, LLC has accrued $3.2 million as of December 31, 2012 related to the 2006 LTIP, which is included in accrued liabilities in the accompanying consolidated balance sheet.

PSARs – Starz, LLC had fully vested outstanding Phantom Stock Appreciations Rights (“PSAR”) held by its founder and former chief executive officer. Effective September 30, 2009, the founder and former chief executive officer elected to exercise all of his remaining PSARs. In December 2010, Starz, LLC paid $149.6 million in cash to settle the PSARs which was determined by a valuation process as described in the PSAR agreement. Prior to this valuation process, the value of the PSARs was based on the estimated fair value of Starz Entertainment, as adjusted for certain assets and liabilities as defined, utilizing a discounted cash flow model. Starz, LLC recognized none, none and $33.7 million of compensation expense during the years ended December 31, 2012, 2011 and 2010, respectively, related to these PSARs.

Overture Long Term Incentive Plan - In November 2006, Starz, LLC established the Overture LTIP to provide long term compensation to secure loyal and continued services and promote profitability and efficiency within Overture Films. As previously noted, Starz, LLC ceased operations at Overture Films in July 2010. Starz, LLC determined that the units have no value due to the valuation of Overture Films at the time it ceased operations and as of the 2012 valuation date provided in the Overture LTIP. Accordingly, during the year ended December 31, 2010, Starz, LLC eliminated the previously recorded liability of $1.6 million related to 14.24 outstanding units Starz, LLC recognized credits to compensation expense related to the Overture LTIP of none, none and $1.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. Starz, LLC has no further obligations to grantees under the Overture LTIP.

Note 10 - Income Taxes

Starz, LLC is a single member LLC, which is treated as a disregarded entity for U.S. federal income tax purposes. As such, it is included in the consolidated federal and state income tax returns of Old LMC. The income tax accounts and provisions included in these consolidated financial statements have been prepared as if Starz, LLC was a stand-alone federal and state taxpayer.

Income tax expense consists of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$141,537	$122,505	$38,117
State and local	4,580	10,018	2,715
Foreign	1,758	2,643	4,978
	147,875	135,166	45,810
Deferred:
Federal	(21,782)	34,423	48,590
State and local	4,372	2,600	4,364
	(17,410)	37,023	52,954
Income tax expense	$130,465	$172,189	$98,764

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Computed expected tax expense	$133,959	$145,630	$88,985
State and local income taxes, net of federal income taxes	10,162	8,000	4,168
Foreign taxes, net of foreign tax credit	832	1,024	(563)
Noncontrolling interest - partnership investment	1,297	—	—
Change in valuation allowance affecting tax expense	76,933	(223,992)	5,974
Taxable liquidation of subsidiary	(101,299)	—	—
Change in subsidiary tax status	9,018	—	—
Expiration of capital loss	—	241,934	—
Other, net	(437)	(407)	200
Income tax expense	$130,465	$172,189	$98,764
Effective April 1, 2012, Starz Media filed an election to convert itself from a LLC treated as a corporation to a partnership for U.S. federal and state income tax purposes. As a result of the conversion, Starz, LLC recognized a capital loss on the deemed liquidation of Starz Media. Based on the relevant accounting literature, Starz, LLC had not previously recorded a benefit for the tax basis in the stock of Starz Media. The capital loss of $101.3 million (as tax effected) is being carried forward and is recorded as a long term deferred tax asset. Starz, LLC does not believe that it is more likely than not that it would be able to generate capital gains to utilize any of this capital loss carryforward as a stand-alone taxpayer and as such, has recorded a full valuation allowance against this capital loss.
In addition, under current U.S. federal and state tax law, LLC’s treated as partnerships are not subject to income tax at the entity level. As such, the election to convert Starz Media to partnership treatment for income tax purposes resulted in the reversal of deferred tax assets related to Starz Media’s deductible temporary differences of $16.1 million and the reversal of a valuation allowance offsetting these deferred tax assets of $16.1 million. Also, a deferred tax asset of $7.1 million was recorded for the initial difference between the book basis and the tax basis of Starz, LLC’s investment in the Starz Media partnership as of April 1, 2012

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Tax loss and credit carryforwards	$155,861	$56,682
Accrued stock compensation	5,575	19,301
Investments	25,516	6,747
Deferred revenue	—	1,588
Intangible assets	1,163	—
Other future deductible amounts	219	24,752
Deferred tax assets	188,334	109,070
Valuation allowance	(155,861)	(78,141)
Deferred tax assets, net	32,473	30,929

Deferred tax liabilities:
Property and equipment	(18,807)	(23,070)
Intangible assets	—	(8,053)
Other future taxable amounts	(454)	—
Deferred tax liabilities	(19,261)	(31,123)

Net deferred tax assets (liabilities)	$13,212	$(194)

The net increase in the valuation allowance was $77.8 million in 2012. The gross change in the valuation allowance that affected tax expense was $76.9 million.

Starz, LLC’s ability to utilize its foreign income tax credit carryforwards is dependent on Starz, LLC generating foreign-source taxable income. Based on management’s assessment of projected foreign source taxable income and available tax planning strategies, Starz, LLC does not believe that it is more likely than not that it will utilize the foreign income tax credit carryforward deferred tax asset before it expires. As such, Starz, LLC has recorded a valuation allowance of $17.2 million and $15.1 million related to those credit carryforwards as of December 31, 2012 and 2011, respectively.

Starz, LLC has generated net operating losses in certain foreign and state jurisdictions in which Starz, LLC operates. Because Starz, LLC’s ability to utilize these losses is dependent on it generating future taxable income in these jurisdictions, Starz, LLC does not believe that it is more likely than not that it will utilize these losses. As such, Starz, LLC has recorded a valuation allowance of $1.7 million and $5.9 million related to those foreign and state net operating losses as of December 31, 2012 and 2011, respectively.

Starz, LLC has a capital loss carryforward deferred tax asset of $137.0 million and $35.7 million as of December 31, 2012 and 2011, respectively, that Starz, LLC does not believe that it is more likely than not that it will utilize. As such, Starz, LLC has recorded a valuation allowance of $137.0 million and $35.7 million related to these capital loss carryforwards as of December 31, 2012 and 2011, respectively.

The election to convert Starz Media to partnership treatment for income tax purposes resulted in the reversal deductible temporary differences of $21.4 million as of December 31, 2011, including the $16.1 million as discussed above, and the reversal of the valuation allowance offsetting these deductible temporary differences.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 11 - Commitments and Contingencies

Programming Rights

Starz, LLC has entered into an exclusive long-term licensing agreement for theatrically released films from the Walt Disney Company (“Disney”) through 2015. The agreement provides Starz, LLC with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks are not licensed to Starz, LLC under the agreement. In addition, we are obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony Pictures Entertainment Inc.’s (“Sony”) Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021, subject to certain limitations. On February 11, 2013, Starz announced a new, multi-year output licensing agreement for theatrically released motion pictures from Sony that extends its relationship with Sony through 2021. The previous agreement had covered motion pictures released theatrically through 2016. The programming fees to be paid to Disney and Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz, LLC has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance for film rights related to films that were available at December 31, 2012 is reflected in accrued liabilities and in other liabilities in the accompanying consolidated balance sheets. As of December 31, 2012, such liabilities aggregated approximately $58.6 million and are payable as follows: $57.1 million in 2013 and $1.5 million in 2014.

Under the agreements with Disney and Sony, Starz, LLC is obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz, LLC until some future date. The estimated amounts payable under Starz, LLC’s programming license agreements, including the Disney and Sony agreements, which have not been accrued as of December 31, 2012, are as follows: $325.0 million in 2013; $101.4 million in 2014; $71.7 million in 2015; $63.8 million in 2016, $64.0 million in 2017 and $265.7 million thereafter.

Starz, LLC is also obligated to pay fees for films that have not yet been released in theaters. Starz, LLC is unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters; however, such amounts are expected to be significant.

Total amortization of program rights was $617.8 million, $611.0 million and $611.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included in programming costs in the accompanying consolidated statements of operations.

Operating Leases

Starz, LLC leases office facilities, back-up transponder capacity, and certain other equipment under operating lease arrangements. Rental expense under such arrangements amounted to $7.1 million, $6.6 million and $7.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts are included in operating expenses and general and administrative expenses in the accompanying consolidated statements of operations.

The future minimum payments under noncancelable operating leases, net of subleases, at December 31, 2012 are as follows (in thousands):

2013	$6,123
2014	5,595
2015	5,025
2016	3,709
2017	780
Thereafter	1,700
$22,932

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Foreign Currency Hedge Contracts

Starz, LLC has entered into foreign currency hedge contracts to manage its foreign currency risk in connection with certain original programming series produced in South Africa. Starz, LLC has committed to pay US$14.3 million for ZAR119.6 million during 2013.

Guarantees

Canada Co. entered into an agreement with the Ontario government whereby Canada Co. is eligible to receive funds under the Canadian Next Generation of Jobs Fund Grant (“NGOJF”) through the termination date of March 31, 2014. The maximum amount of the grant available and the guarantee is $23.1 million. Starz Entertainment entered into a guarantee for any amounts owed to the Ontario government under the grant if Canada Co. does not meet its obligations. The Ontario government can demand payment from Starz Entertainment if Canada Co. does not perform any of its obligations. The maximum potential amount payable under the guarantee is $10.7 million at December 31, 2012 and Starz has accrued $8.5 million related to this guarantee in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2012. As discussed in Note 3, Starz sold its controlling interest in Canada Co. on March 3, 2011. The terms of the guarantee have not changed.

Starz Entertainment is the guarantor on two noncancelable operating leases in which an affiliate within each of the Starz Distribution and Starz Animation businesses is the tenant.  The maximum potential amount payable under these guarantees is $13.0 million at December 31, 2012.  Starz Entertainment does not currently expect to have to perform under these obligations.  The leases expire in 2014 and 2016.

Legal Proceedings

On March 9, 2011, Starz Entertainment notified DISH Network L.L.C. (“DISH”) that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 3, 2011, Starz Entertainment filed a lawsuit against DISH in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment in connection with such free preview and seeking damages for breach of contract. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. The first lawsuit by Starz Entertainment against DISH is expected to go to trial in April 2013. The third lawsuit by FX Networks is presently stayed and is tentatively set for trial in October 2013. The resolution of these matters and its potential impact on Starz, LLC is uncertain at this time.

In the normal course of business, Starz, LLC is subject to lawsuits and other claims. While it is not possible to predict the outcome of these matters, it is the opinion of management, based upon consultation with legal counsel, that the ultimate disposition of known proceedings, other than as discussed above, will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 12 – Other Information

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in thousands):

	Years ended December 31,
	2012	2011	2010

Cash paid for interest, net of amounts capitalized	$11,624	$2,679	$3,776
Cash paid for income taxes	$161,404	$44,793	$120,706
Change in deferred tax assets due to sale of noncontrolling interest (Note 10)	$2,209	$141,135	$—
Retirement of fully depreciated assets	$55,970	$1,699	$4,296
Contribution of notes receivable from affiliate (Note 8)	$—	$—	$426,254
Distribution of notes receivable to affiliate (Note 8)	$—	$—	$489,134

Assets Measured at Fair Value

For assets required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Starz, LLC’s assets measured at fair value are as follows (in thousands):

	Fair Value Measurements at December 31, 2012				Fair Value Measurements at December 31, 2011
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents	$662,681	662,681	—	—	$931,433	931,433	—	—

Substantially all of our cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper. Such amounts are included in cash and cash equivalents in the consolidated balance sheet.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Allowance for Trade Receivables
The following table presents the changes in the allowance for trade receivables.

Description	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts	Deductions(2)	Balance at end of period
Year ended December 31, 2012:
Reserves:
Allowance for doubtful accounts	$2,173	$(623)	$—	$(1,284)	$266
Allowance for sales returns	36,162	83,214	—	(84,597)	34,779
Total	$38,335	$82,591	$—	$(85,881)	$35,045
Year ended December 31, 2011:
Reserves:
Allowance for doubtful accounts	$3,723	$426	$—	$(1,976)	$2,173
Allowance for sales returns	26,967	101,628	—	(92,433)	36,162
Total	$30,690	$102,054	$—	$(94,409)	$38,335
Year ended December 31, 2010:
Reserves:
Allowance for doubtful accounts	$5,094	$1,954	$—	$(3,325)	$3,723
Allowance for sales returns	29,134	75,126	—	(77,293)	26,967
Total	$34,228	$77,080	$—	$(80,618)	$30,690

(1)	Charges for doubtful accounts are included in general and administrative expense and charges for sales returns are recorded against revenue.

(2)	Uncollectible accounts written off, foreign currency exchange rate and actual video returns.
Goodwill

There were no changes in the carrying amount of goodwill, all of which relates to Starz Networks, during the years ended December 31, 2012 and 2011. As of December 31, 2012, the accumulated impairment loss was $1,722.1 million, of which $1,396.7 million relates to Starz Networks, $322.2 million to Starz Distribution and $3.2 million to Starz Animation.

Advertising and Marketing

Starz, LLC’s total advertising costs were $80.6 million, $109.2 million and $147.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total marketing costs were $25.1 million, $23.0 million and $28.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency Translation

The balances of accumulated foreign currency translation adjustments, net of income taxes, included in the consolidated statements of member’s interest and noncontrolling interests were $(4.5) million and ($4.4) million as of December 31, 2012 and 2011, respectively, and represented the total amount of accumulated other comprehensive income as of each date.

Major Customers and Suppliers

Two Starz Networks’ distributors accounted for 22% and 15% of Starz, LLC’s total revenue for the year ended December 31, 2012. Two Starz Networks’ distributors accounted for 21% and 15% of Starz, LLC’s total revenue for the year ended December 31, 2011. Two Starz Networks’ distributors accounted for 20% and 15% of Starz, LLC’s total revenue for the year ended December 31, 2010. There were no other distributors or other customers that accounted for more than 10% of

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

revenue in any year. These two distributors accounted for 42% and 41% of trade accounts receivable as of December 31, 2012 and 2011, respectively. Services are provided to these distributors pursuant to affiliation agreements with varying terms.

As discussed in Note 11, Starz, LLC has entered into agreements to license theatrically released films for our premium movie networks from studios owned by Disney (through 2015) and Sony (through 2021). Films are available to Starz, LLC for exhibition generally 8-13 months after their theatrical release.

In July 2010, Anchor Bay Entertainment outsourced substantially all of its home video distribution services, including DVD manufacturing and distribution to Twentieth Century Fox Home Entertainment LLC. The term of the distribution agreement is from July 1, 2010 through June 30, 2015. Previously, Anchor Bay Entertainment had outsourced substantially all of its home video distribution services, including DVD manufacturing and distribution, to Sony Pictures Home Entertainment, Inc.

Foreign Operations

Revenue generated outside of the U.S. represented 5%, 4% and 4% of consolidated revenue for each of the years ended December 31, 2012, 2011 and 2010, respectively.  Net long-lived assets outside the U.S. were less than 1% as of December 31, 2012 and 2011, respectively.

Note 13 – Information about Operating Segments

Starz, LLC is primarily engaged in video programming and development, production, acquisition and distribution of entertainment content. Starz, LLC evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as Adjusted OIBDA. Adjusted OIBDA is defined as: revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses, advertising and marketing costs and general and administrative expenses. Our chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate the operating segments and make decisions about allocating resources among the operating segments. Starz, LLC believes Adjusted OIBDA is an important indicator of the operational strength and performance of its operating segments, including each operating segment’s ability to assist Starz, LLC in servicing its debt and fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation, long term incentive plan and phantom stock appreciation rights and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income from continuing operations before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Starz, LLC generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Starz, LLC’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different technologies, content delivery methods and marketing strategies. Starz, LLC identifies its reportable segments as those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets. Starz Networks and Starz Distribution have been identified as reportable segments; however as Starz, LLC has only three operating segments, Starz Animation is also reported.

Performance Measures (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Starz Networks	$1,276,815	$1,269,924	$1,224,136
Starz Distribution	320,671	310,927	367,477
Starz Animation	42,436	45,273	50,007
Inter-segment eliminations	(9,226)	(12,091)	(36,283)
Total Revenue	$1,630,696	$1,614,033	$1,605,337

Adjusted OIBDA:
Starz Networks	$447,368	$427,689	$416,390
Starz Distribution	(4,926)	4,567	(66,182)
Starz Animation	(932)	(850)	(2,419)
Inter-segment eliminations	3,322	18,182	(12,136)
Total Adjusted OIBDA	$444,832	$449,588	$335,653

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Other Information (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Capitalized production and development spend:
Starz Networks	$175,085	$144,494	$64,573
Starz Distribution	108,978	69,161	52,462
Starz Animation	—	—	—
Inter-segment eliminations	—	—	—
Total capitalized production and development spend	$284,063	$213,655	$117,035

	December 31,
	2012	2011
Total assets:
Starz Networks	$2,066,961	$2,357,580
Starz Distribution	118,134	162,659
Starz Animation	3,225	5,320
Other unallocated assets (primarily cash, deferred taxes and other assets)	33,850	136,753
Inter-segment eliminations	(46,120)	(59,137)
Total assets	$2,176,050	$2,603,175

The following table provides a reconciliation of Adjusted OIBDA to income from continuing operations before income taxes (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Consolidated Adjusted OIBDA	$444,832	$449,588	$335,653
Stock compensation, long term incentive plan and phantom stock appreciation rights	(20,022)	(7,078)	(39,468)
Depreciation and amortization	(19,406)	(17,907)	(20,468)
Interest expense, including amounts due to affiliate, net of amounts capitalized	(25,688)	(5,012)	(20,932)
Other expense, net	3,023	(3,505)	(542)
Income from continuing operations before income taxes	$382,739	$416,086	$254,243

Note 14 – Supplemental Guarantor Condensed Consolidating Financial Information

As discussed previously, Starz, LLC and Starz Finance Corp. co-issued the Senior Notes which are fully and unconditionally guaranteed by Starz Entertainment. Starz Media, Film Roman and other immaterial subsidiaries of Starz, LLC (“Starz Media and Other Businesses”) are not guarantors of the Senior Notes.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following tables set forth the consolidating financial information of Starz, LLC, which includes the financial information of Starz Entertainment, the guarantor:

Consolidating Balance Sheet Information – As of December 31, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$735,507	$879	$13,388	$—	$749,774
Trade accounts receivable, net	205,261	—	36,204	(50)	241,415
Program rights	341,255	—	—	(1,250)	340,005
Deferred income taxes	164	826	—	—	990
Notes receivable from affiliates	26,067	—	—	(26,067)	—
Other current assets	27,874	—	16,853	—	44,727
Total current assets	1,336,128	1,705	66,445	(27,367)	1,376,911
Program rights	344,042	—	—	(5,358)	338,684
Investment in films and television programs, net	143,583	—	38,090	—	181,673
Property and equipment, net	95,832	—	448	—	96,280
Deferred income taxes	—	12,222	—	—	12,222
Goodwill	131,760	—	—	—	131,760
Other assets, net	15,616	13,395	22,904	(13,395)	38,520
Investment in consolidated subsidiaries	—	1,787,826	—	(1,787,826)	—
Total assets	$2,066,961	$1,815,148	$127,887	$(1,833,946)	$2,176,050

Liabilities and Member’s Interest (Deficit) and Noncontrolling Interests
Current liabilities:
Current portion of debt	$4,134	$—	$—	$—	$4,134
Trade accounts payable	4,817	—	1,345	—	6,162
Accrued liabilities	136,434	8,235	128,059	(16,666)	256,062
Notes payable due to affiliate	—	—	26,067	(26,067)	—
Due to (from) affiliates	20,902	20,111	3,694	(5,188)	39,519
Deferred revenue	18,859	—	5,989	(274)	24,574
Total current liabilities	185,146	28,346	165,154	(48,195)	330,451
Debt	535,671	505,000	—	(505,000)	535,671
Deferred income taxes	13,060	(20,342)	—	7,282	—
Other liabilities	4,259	—	8,643	(5,118)	7,784
Total liabilities	738,136	513,004	173,797	(551,031)	873,906

Member’s interest (deficit)	1,328,825	1,311,951	(45,789)	(1,283,036)	1,311,951
Noncontrolling interests in subsidiaries	—	(9,807)	(121)	121	(9,807)
Total member’s interest (deficit) and noncontrolling interests	1,328,825	1,302,144	(45,910)	(1,282,915)	1,302,144
Total liabilities and member’s interest (deficit) and noncontrolling interests	$2,066,961	$1,815,148	$127,887	$(1,833,946)	$2,176,050

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Consolidating Balance Sheet Information – As of December 31, 2011
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$965,400	$125,261	$9,226	$—	$1,099,887
Restricted cash	—	—	4,896	—	4,896
Trade accounts receivable, net	204,457	—	36,865	(296)	241,026
Program rights	393,439	—	—	(5,141)	388,298
Deferred income taxes	8,616	1,498	—	—	10,114
Notes receivable from affiliates	38,352	—	—	(38,352)	—
Other current assets	18,961	—	12,375	—	31,336
Total current assets	1,629,225	126,759	63,362	(43,789)	1,775,557
Program rights	379,029	—	—	(5,477)	373,552
Investment in films and television programs, net	106,720	—	77,222	—	183,942
Property and equipment, net	95,968	—	2,563	—	98,531
Goodwill	131,760	—	—	—	131,760
Other assets, net	14,878	9,938	24,888	(9,871)	39,833
Investment in consolidated subsidiaries	—	1,619,020	—	(1,619,020)	—
Total assets	$2,357,580	$1,755,717	$168,035	$(1,678,157)	$2,603,175

Liabilities and Member’s Interest (Deficit) and Noncontrolling Interests
Current liabilities:
Current portion of debt	$4,129	$—	$—	$—	$4,129
Trade accounts payable	6,509	—	2,181	—	8,690
Accrued liabilities	170,939	938	140,433	(8,160)	304,150
Notes payable due to affiliate	—	—	38,352	(38,352)	—
Due to (from) affiliates	427,650	(377,255)	—	3,441	53,836
Deferred revenue	16,888	—	9,846	—	26,734
Total current liabilities	626,115	(376,317)	190,812	(43,071)	397,539
Debt	540,915	505,000	—	(505,000)	540,915
Deferred income taxes	28,473	(16,067)	—	(2,098)	10,308
Other liabilities	7,261	—	9,443	(5,392)	11,312
Total liabilities	1,202,764	112,616	200,255	(555,561)	960,074

Member’s interest (deficit)	1,154,816	1,651,484	(32,195)	(1,122,621)	1,651,484
Noncontrolling interests in subsidiaries	—	(8,383)	(25)	25	(8,383)
Total member’s interest (deficit) and noncontrolling interests	1,154,816	1,643,101	(32,220)	(1,122,596)	1,643,101
Total liabilities and member’s interest (deficit) and noncontrolling interests	$2,357,580	$1,755,717	$168,035	$(1,678,157)	$2,603,175

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Consolidating Statement of Operations Information – For the Year Ended December 31, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$1,305,052	$—	$127,337	$(13,315)	$1,419,074
Home video net sales	33,401	—	184,901	(6,680)	211,622
Total revenue	1,338,453	—	312,238	(19,995)	1,630,696

Costs and expenses:
Programming costs (including amortization)	666,632	—	—	(5,475)	661,157
Production and acquisition costs (including amortization)	34,958	—	157,279	103	192,340
Home video cost of sales	17,780	—	52,780	(6,680)	63,880
Operating expenses	18,887	—	45,788	(11,265)	53,410
Advertising and marketing	81,117	—	24,557	—	105,674
General and administrative	73,744	91	35,568	—	109,403
Stock compensation and long term incentive plan	18,804	—	1,218	—	20,022
Depreciation and amortization	13,068	—	6,338	—	19,406
Total costs and expenses	924,990	91	323,528	(23,317)	1,225,292

Operating income (loss)	413,463	(91)	(11,290)	3,322	405,404

Other income (expense):
Interest expense, including amounts due to affiliate, net of amounts capitalized	(25,552)	(23,524)	(136)	23,524	(25,688)
Interest income (expense), related party	4,952	—	(4,952)	—	—
Share of earnings of consolidated subsidiaries	—	248,799	—	(248,799)	—
Other income (expense), net	1,440	976	(1,509)	2,116	3,023
Income (loss) from continuing operations before income taxes	394,303	226,160	(17,887)	(219,837)	382,739

Income tax benefit (expense)	(147,424)	26,114	1,187	(10,342)	(130,465)

Net income (loss)	246,879	252,274	(16,700)	(230,179)	252,274

Net loss attributable to noncontrolling interests	—	2,210	96	(96)	2,210

Net income (loss) attributable to member	$246,879	$254,484	$(16,604)	$(230,275)	$254,484

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Consolidating Statement of Comprehensive Income (Loss) Information – For the Year Ended December 31, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income (loss)	$246,879	$252,274	$(16,700)	$(230,179)	$252,274

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments from continuing operations	—	(73)	(73)	73	(73)

Other comprehensive loss	—	(73)	(73)	73	(73)

Comprehensive income (loss)	246,879	252,201	(16,773)	(230,106)	252,201

Comprehensive loss attributable to noncontrolling interests	—	2,167	96	(96)	2,167

Comprehensive income (loss) attributable to member	$246,879	$254,368	$(16,677)	$(230,202)	$254,368

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Consolidating Statement of Operations Information – For the Year Ended December 31, 2011
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$1,287,826	$—	$98,416	$(14,101)	$1,372,141
Home video net sales	27,389	—	219,981	(5,478)	241,892
Total revenue	1,315,215	—	318,397	(19,579)	1,614,033

Costs and expenses:
Programming costs (including amortization)	672,525	—	—	(21,276)	651,249
Production and acquisition costs (including amortization)	23,938	—	136,161	(1,310)	158,789
Home video cost of sales	14,296	—	53,622	(5,478)	62,440
Operating expenses	16,193	—	47,287	(9,777)	53,703
Advertising and marketing	91,314	—	40,869	—	132,183
General and administrative	71,399	338	34,344	—	106,081
Stock compensation and long term incentive plan	6,603	—	475	—	7,078
Depreciation and amortization	12,757	—	5,150	—	17,907
Total costs and expenses	909,025	338	317,908	(37,841)	1,189,430

Operating income (loss)	406,190	(338)	489	18,262	424,603

Other income (expense):
Interest expense, including amounts due to affiliate, net of amounts capitalized	(2,849)	(2,282)	(2,163)	2,282	(5,012)
Interest income (expense), related party	4,395	—	(4,395)	—	—
Share of earnings of consolidated subsidiaries	—	241,759	—	(241,759)	—
Other income (expense), net	(10,575)	93	546	6,431	(3,505)
Income (loss) from continuing operations before income taxes	397,161	239,232	(5,523)	(214,784)	416,086

Income tax expense	(147,877)	(8,232)	(6,099)	(9,981)	(172,189)

Income (loss) from continuing operations	249,284	231,000	(11,622)	(224,765)	243,897

Loss from discontinued operations (including loss on sale of $12,114), net of income taxes	—	5,411	(12,897)	—	(7,486)

Net income (loss)	249,284	236,411	(24,519)	(224,765)	236,411

Net loss attributable to noncontrolling interests	—	3,273	525	(525)	3,273

Net income (loss) attributable to member	$249,284	$239,684	$(23,994)	$(225,290)	$239,684

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Consolidating Statement of Comprehensive Income (Loss) Information – For the Year Ended December 31, 2011
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income (loss)	$249,284	$236,411	$(24,519)	$(224,765)	$236,411

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments from continuing operations	—	(529)	(529)	529	(529)
Foreign currency translation adjustments from discontinued operations	—	(5,946)	(5,946)	5,946	(5,946)

Other comprehensive loss	—	(6,475)	(6,475)	6,475	(6,475)

Comprehensive income (loss)	249,284	229,936	(30,994)	(218,290)	229,936

Comprehensive loss attributable to noncontrolling interests	—	3,447	681	(681)	3,447

Comprehensive income (loss) attributable to member	$249,284	$233,383	$(30,313)	$(218,971)	$233,383

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Consolidating Statement of Operations and Comprehensive Income (Loss) Information – For the Year Ended December 31, 2010
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$1,234,712	$—	$176,667	$(31,030)	$1,380,349
Home video net sales	12,766	—	214,775	(2,553)	224,988
Total revenue	1,247,478	—	391,442	(33,583)	1,605,337

Costs and expenses:
Programming costs (including amortization)	665,271	—	—	(17,454)	647,817
Production and acquisition costs (including amortization)	18,760	—	159,194	—	177,954
Home video cost of sales	7,279	—	65,089	(2,553)	69,815
Operating expenses	16,077	—	59,293	(2,110)	73,260
Advertising and marketing	66,682	—	108,735	—	175,417
General and administrative	66,308	—	59,113	—	125,421
Stock compensation, long term incentive plan and phantom stock appreciation rights	40,900	—	(1,432)	—	39,468
Depreciation and amortization	14,007	—	6,461	—	20,468
Total costs and expenses	895,284	—	456,453	(22,117)	1,329,620

Operating income (loss)	352,194	—	(65,011)	(11,466)	275,717

Other income (expense):
Interest expense, including amounts due to affiliate, net of amounts capitalized	(1,202)	—	(19,730)	—	(20,932)
Share of earnings of consolidated subsidiaries	—	129,269	—	(129,269)	—
Other income (expense), net	1,310	—	(1,852)	—	(542)
Income (loss) from continuing operations before income taxes	352,302	129,269	(86,593)	(140,735)	254,243

Income tax benefit (expense)	(131,416)	31,399	(3,039)	4,292	(98,764)

Income (loss) from continuing operations	220,886	160,668	(89,632)	(136,443)	155,479

Income (loss) from discontinued operations, net of income taxes	—	(1,874)	5,322	(133)	3,315

Net income (loss)	220,886	158,794	(84,310)	(136,576)	158,794

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments from continuing operations	—	1,167	1,167	(1,167)	1,167
Foreign currency translation adjustments from discontinued operations	—	(1,172)	(1,172)	1,172	(1,172)

Comprehensive income (loss)	$220,886	$158,789	$(84,315)	$(136,571)	$158,789

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Consolidating Statement of Cash Flows’ Information – For the Year Ended December 31, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income (loss)	$246,879	$252,274	$(16,700)	$(230,179)	$252,274
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,068	—	6,338	—	19,406
Amortization of program rights	623,264	—	—	(5,475)	617,789
Program rights payments	(458,243)	—	—	1,685	(456,558)
Amortization of investment in films and television programs	29,998	—	111,555	—	141,553
Investment in films and television programs	(175,085)	—	(108,978)	—	(284,063)
Stock compensation and long term incentive plan	18,804	—	1,218	—	20,022
Payments of long term incentive plan	(33,410)	—	—	—	(33,410)
Share of earnings of consolidated subsidiaries	—	(248,799)	—	248,799	—
Deferred income taxes	(9,535)	(17,255)	—	9,380	(17,410)
Other non-cash items	12,423	5,057	3,850	(16,797)	4,533
Changes in assets and liabilities:
Current and other assets	6,480	—	(4,475)	(246)	1,759
Due to / from affiliates	16,311	(29,000)	5,493	1,559	(5,637)
Payables and other liabilities	14,676	7,297	18,572	(8,726)	31,819
Net cash provided by operating activities	305,630	(30,426)	16,873	—	292,077
Investing activities – purchases of property and equipment	(15,972)	—	(242)	—	(16,214)
Financing activities:
Borrowings of debt	—	500,000	—	—	500,000
Payments of debt	(4,029)	(500,000)	—	—	(504,029)
Debt issuance costs	—	(8,514)	—	—	(8,514)
Distributions to parent	(100,000)	(500,000)	—	—	(600,000)
Distributions to parent related to stock compensation	(4,689)	—	—	—	(4,689)
Borrowings under notes payable to affiliate	(39,892)	—	39,892	—	—
Repayments under notes payable to affiliate	51,987	—	(51,987)	—	—
Net advances to / from affiliate	(414,379)	414,558	(179)	—	—
Minimum withholding of taxes related to stock compensation	(12,953)	—	(320)	—	(13,273)
Excess tax benefit from stock compensation	4,401	—	—	—	4,401
Settlement of derivative instruments	3	—	—	—	3
Net cash provided by (used in) financing activities	(519,551)	(93,956)	(12,594)	—	(626,101)
Effect of exchange rate changes on cash and cash equivalents	—	—	125	—	125
Net increase (decrease) in cash and cash equivalents	(229,893)	(124,382)	4,162	—	(350,113)
Cash and cash equivalents:
Beginning of year	965,400	125,261	9,226	—	1,099,887
End of year	$735,507	$879	$13,388	$—	$749,774
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$198	$11,290	$136	$—	$11,624
Cash paid for income taxes	$156,836	$—	$4,568	$—	$161,404
Change in deferred tax assets due to sale of noncontrolling interest	$—	$2,209	$—	$—	$2,209
Retirement of fully depreciated assets	$53,608	$—	$2,362	$—	$55,970

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Consolidating Statement of Cash Flows’ Information – For the Year Ended December 31, 2011
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income (loss)	$249,284	$236,411	$(24,519)	$(224,765)	$236,411
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	—	(5,411)	12,897	—	7,486
Depreciation and amortization	12,757	—	5,150	—	17,907
Amortization of program rights	632,317	—	—	(21,276)	611,041
Program rights payments	(564,375)	—	—	10,034	(554,341)
Amortization of investment in films and television programs	20,145	—	105,957	—	126,102
Investment in films and television programs	(144,494)	—	(69,028)	(133)	(213,655)
Stock compensation and long term incentive plan	6,603	—	475	—	7,078
Payments of long term incentive plan	(7,696)	—	—	—	(7,696)
Share of earnings of consolidated subsidiaries	—	(241,759)	—	241,759	—
Deferred income taxes	25,758	13,363	—	(2,098)	37,023
Other non-cash items	1,382	253	(299)	9,678	11,014
Changes in assets and liabilities:
Current and other assets	3,482	—	(26,549)	(6,034)	(29,101)
Due to / from affiliates	80,081	(2,228)	9,466	1,952	89,271
Payables and other liabilities	14,711	951	2,888	(9,117)	9,433
Net cash provided by operating activities	329,955	1,580	16,438	—	347,973
Investing activities – purchases of property and equipment	(7,554)	—	(169)	—	(7,723)
Financing activities:
Borrowings of debt	—	505,000	—	—	505,000
Payments of debt	(3,907)	—	(55,263)	—	(59,170)
Debt issuance costs	—	(10,191)	—	—	(10,191)
Cash advance to / from affiliate	374,128	(374,128)	—	—	—
Borrowings under notes payable to affiliate	(103,236)	—	103,236	—	—
Repayments under notes payable to affiliate	72,359	—	(72,359)	—	—
Net advances to / from affiliate	(2,502)	—	2,502	—	—
Contribution from noncontrolling owner of subsidiary	—	3,000	—	—	3,000
Settlement of derivative instruments	—	—	(2,863)	—	(2,863)
Restricted cash	—	—	8,226	—	8,226
Net cash provided by (used in) financing activities	336,842	123,681	(16,521)	—	444,002
Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)
Net cash provided by discontinued operations	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	659,243	125,261	(269)	—	784,235
Cash and cash equivalents:
Beginning of year	306,157	—	9,495	—	315,652
End of year	$965,400	$125,261	$9,226	$—	$1,099,887
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$683	$1,238	$758	$—	$2,679
Cash paid for income taxes	$41,782	$—	$3,011	$—	$44,793
Change in deferred tax assets due to sale of noncontrolling interest	$—	$141,135	$—	$—	$141,135
Retirement of fully depreciated assets	$—	$—	$1,699	$—	$1,699
Push down of debt from parent	$494,826	$(494,826)	$—	$—	$—

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Consolidating Statement of Cash Flows’ Information – For the Year Ended December 31, 2010
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income (loss)	$220,886	$158,794	$(84,310)	$(136,576)	$158,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	—	1,874	(5,322)	133	(3,315)
Depreciation and amortization	14,007	—	6,461	—	20,468
Amortization of program rights	629,069	—	—	(17,454)	611,615
Program rights payments	(561,276)	—	—	28,710	(532,566)
Amortization of investment in films and television programs	15,688	—	101,240	—	116,928
Investment in films and television programs	(64,573)	—	(52,462)	—	(117,035)
Stock compensation, long term incentive plan and phantom stock appreciation rights	40,900	—	(1,432)	—	39,468
Payments of phantom stock appreciation rights and long term incentive plan	(196,232)	—	—	—	(196,232)
Noncash interest on debt due to affiliate	—	—	16,313	—	16,313
Share of earnings of consolidated subsidiaries	—	(129,269)	—	129,269	-
Deferred income taxes	59,513	(6,559)	—	—	52,954
Other non-cash items	57	—	7,043	(4,292)	2,808
Changes in assets and liabilities:
Current and other assets	(12,801)	—	18,840	3,471	9,510
Due to / from affiliates	(48,258)	50,381	(3,677)	—	(1,554)
Payables and other liabilities	4,123	—	12,121	(3,261)	12,983
Net cash provided by operating activities	101,103	75,221	14,815	—	191,139
Investing activities – purchases of property and equipment	(6,720)	—	(379)	—	(7,099)
Financing activities:
Borrowings of debt	—	—	129,343	—	129,343
Payments of debt	(3,700)	—	(198,335)	—	(202,035)
Net advances to / from affiliate	(35,812)	—	35,812	—	—
Distributions to parent	—	(75,221)	—	—	(75,221)
Contribution from parent	—	—	15,000	—	15,000
Contribution from noncontrolling owner of subsidiary	—	—	500	—	500
Settlement of derivative instruments	—	—	(6,301)	—	(6,301)
Restricted cash	—	—	10,300	—	10,300
Net cash used in financing activities	(39,512)	(75,221)	(13,681)	—	(128,414)
Effect of exchange rate changes on cash and cash equivalents	—	—	59	—	59
Net cash provided by discontinued operations	—	—	1,072	—	1,072
Net increase in cash and cash equivalents	54,871	—	1,886	—	56,757
Cash and cash equivalents:
Beginning of year	251,286	—	7,609	—	258,895
End of year	$306,157	$—	$9,495	$—	$315,652
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,202	$—	$2,574	$—	$3,776
Cash paid for income taxes	$118,636	$—	$2,070	$—	$120,706
Retirement of fully depreciated assets	$476	$—	$3,820	$—	$4,296
Contribution of notes receivable from affiliate	$—	$—	$426,254	$—	$426,254
Distribution of notes receivable to affiliate	$—	$—	$489,134	$—	$489,134
(Distribution)/contribution of due from affiliate	$(39,885)	$—	$39,885	$—	$—

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 15 – Subsequent Events

In connection with the Spin-Off, Old LMC, now Starz, entered into several agreements with Liberty Spinco, now New LMC, or New LMC’s affiliated companies:

•
a Reorganization Agreement, dated as of January 10, 2013, by and between Starz and New LMC, which provides for, among other things, the principal corporate transactions required to effect the Spin-Off, certain conditions to the Spin-Off and provisions governing the relationship between Starz and New LMC with respect to and resulting from the Spin-Off;

•	a Tax Sharing Agreement, dated as of January 11, 2013, between Starz and New LMC, which governs the allocation of taxes, tax benefits, tax items and tax-related losses between Starz and New LMC;

•
a Services Agreement, dated as of January 11, 2013, by and between Starz and New LMC, which governs the provision by New LMC to Starz and by Starz to New LMC of specified services and benefits following the Spin-Off;

•
a Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Property Holdings, Inc. (a subsidiary of New LMC, “LPH”), pursuant to which Starz shares office facilities with New LMC;

•
two Aircraft Time Sharing Agreements, each dated as of January 11, 2013, by and between Starz and New LMC, which govern the lease for each of two aircraft from New LMC to Starz and the provision of fully qualified flight crew for all operations on a periodic, non-exclusive time sharing basis; and

•
a Commercial Lease, dated as of January 11, 2013, by and between LPH, Starz, LLC, and, for the limited purposes described therein, Starz Entertainment, pursuant to which Starz, LLC will lease its headquarters building that was distributed to New LMC in connection with the Spin-Off from LPH for a period of ten years, with successive five-year renewal periods at the option of Starz, LLC. Starz, LLC has recorded a $44.8 million capital lease in connection with this lease agreement.

Although Starz, LLC is not a party to all of these agreements, Starz will have no assets other than those of Starz, LLC and its subsidiaries with which to honor any of its obligations.

During 2013, in accordance with the terms of the Senior Notes, Starz, LLC completed an exchange offer, exchanging the majority of the Senior Notes for new registered Senior Notes. The new registered Senior Notes are substantially identical to the original Senior Notes, except the new registered Senior Notes are registered under the Securities Act of 1933, and the transfer restrictions and registration rights, and related special interest provisions applicable to the original Senior Notes will not apply to the new registered Senior Notes.

On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of an additional $175.0 million 5.0% senior notes (the “New Notes”), which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from the issuance of the New Notes were used to repay indebtedness under Starz, LLC’s senior secured revolving credit facility. Starz, LLC and Starz Finance Corp. have agreed to file a registration statement with the Securities and Exchange Commission related to a registered offering to exchange the New Notes for new registered notes having substantially identical terms as the New Notes.

Exhibit List
Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit
3-Articles of Incorporation and Bylaws:
3.1
Certificate of Formation of Starz, LLC dated August 10, 2006 (incorporated by reference to Exhibit 3.1 to Starz, LLC’s Registration Statement on Form S-4 filed on October 23, 2012 (File No. 333-184551) (the “S-4”))

3.2	Limited Liability Company Agreement of Starz, LLC dated August 10, 2006 (incorporated by reference to Exhibit 3.2 to the S-4)
4-Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Indenture dated as of September 13, 2012 among Starz, LLC and Starz Finance Corp. as issuers, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the S-4)

4.2
Registration Rights Agreement, dated as of September 13, 2012, by and among Starz, LLC and Starz Finance Corp. as issuers, Starz Entertainment, LLC as the Guarantor, and Suntrust Robinson Humphrey, Inc.(incorporated by reference to Exhibit 4.2 to the S-4)

10-Material Contracts:
10.1
Credit Agreement dated as of November 16, 2011 among Starz, LLC, as the borrower, the lenders from time to time party thereto, the Bank of Nova Scotia, as administrative agent, Suntrust Bank, as syndication agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the S-4)

10.2
Reorganization Agreement, dated as of January 10, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Starz (f/k/a Liberty Media Corporation) (File No. 001-35294) as filed on January 17, 2013 (the “Starz 8-K”))

10.3
Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 10.1 to the Starz 8-K)

10.4
Services Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to the Starz 8-K)

10.5
Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)

10.6	Aircraft Time Sharing Agreements with Starz (incorporated by reference to Exhibit 10.4 to the Starz 8-K)

21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
_____________________

*	Filed herewith.

E-1