Form 10-Q
period 2013-03-31
Starz, LLC
filed 2013-05-09
CIK 1559270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X__ No____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

STARZ, LLC
FORM 10-Q

PART I

Item 1.	Financial Statements
Starz, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$17,874	$749,774
Restricted cash	9,824	—
Trade accounts receivable, net of allowances of $30,198 and $35,045	258,208	241,415
Program rights, net	371,247	340,005
Deferred income taxes (Note 5)	4,846	990
Other current assets	34,032	44,727
Total current assets	696,031	1,376,911
Program rights	364,887	338,684
Investment in films and television programs, net	169,148	181,673
Property and equipment, net of accumulated depreciation of $96,421 and $110,882	92,363	96,280
Deferred income taxes (Note 5)	3,129	12,222
Goodwill	131,760	131,760
Other assets, net	40,881	38,520
Total assets	$1,498,199	$2,176,050

Liabilities and Member’s Interest
and Noncontrolling Interests
Current liabilities:
Current portion of debt (Note 2)	$4,718	$4,134
Trade accounts payable	4,546	6,162
Accrued liabilities (Notes 3, 4 and 6)	321,400	256,062
Due to affiliate (Note 4)	—	39,519
Deferred revenue	43,406	24,574
Total current liabilities	374,070	330,451
Debt (Note 2)	987,177	535,671
Other liabilities (Note 6)	7,664	7,784
Total liabilities	1,368,911	873,906

Member’s interest	138,717	1,311,951
Noncontrolling interests in subsidiaries	(9,429)	(9,807)
Total member’s interest and noncontrolling interests	129,288	1,302,144
Commitments and contingencies (Note 6)
Total liabilities and member’s interest and noncontrolling interests	$1,498,199	$2,176,050

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012

Revenue:
Programming networks and other services	$349,488	$367,251
Home video net sales	49,829	37,713
Total revenue	399,317	404,964

Costs and expenses:
Programming costs (including amortization) (Note 6)	145,971	160,949
Production and acquisition costs (including amortization)	39,790	36,076
Home video cost of sales	15,121	10,560
Operating expenses	12,685	13,422
Selling, general and administrative (Note 4)	69,220	57,117
Stock compensation (Note 3)	7,254	2,582
Depreciation and amortization	4,416	4,255
Total costs and expenses	294,457	284,961

Operating income	104,860	120,003

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(10,228)	(4,881)
Other income (expense), net	(1,485)	4,265
Income before income taxes	93,147	119,387

Income tax expense (Note 5)	(34,944)	(40,192)

Net income	58,203	79,195

Net income attributable to noncontrolling interests	(338)	(1,413)

Net income attributable to member	$57,865	$77,782

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$58,203	$79,195

Other comprehensive income, net of taxes -
Foreign currency translation adjustments from operations	72	191

Comprehensive income	58,275	79,386

Comprehensive income attributable to noncontrolling interests	(295)	(1,503)

Comprehensive income attributable to member	$57,980	$77,883

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$58,203	$79,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,416	4,255
Amortization of program rights	135,506	150,347
Program rights payments	(109,225)	(153,109)
Amortization of investment in films and television programs	27,399	29,132
Investment in films and television programs	(58,010)	(62,638)
Stock compensation	7,254	2,582
Payments of long term incentive plan	(2,360)	(27,478)
Deferred income taxes	17,868	9,561
Other non-cash items	(2,555)	(10,273)
Changes in assets and liabilities:
Current and other assets	(13,702)	438
Due to affiliate	(39,519)	(23,941)
Payables and other liabilities	41,478	(21,777)
Net cash provided by (used in) operating activities	66,753	(23,706)

Investing activities – purchases of property and equipment	(663)	(506)

Financing activities:
Borrowings of debt	923,500	—
Payments of debt	(516,121)	(1,011)
Debt issuance costs	(2,139)	(381)
Distributions to Old LMC	(1,200,000)	—
Distributions to parent related to repurchases of common stock	(2,868)	—
Minimum withholding of taxes related to stock compensation	(747)	—
Excess tax benefit from stock compensation	419	—
Settlement of derivative instruments	—	3
Net cash used in financing activities	(797,956)	(1,389)

Effect of exchange rate changes on cash and cash equivalents	(34)	89

Net decrease in cash and cash equivalents	(731,900)	(25,512)
Cash and cash equivalents:
Beginning of period	749,774	1,099,887
End of period	$17,874	$1,074,375

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statement of Member’s Interest and Noncontrolling Interests
Three Months Ended March 31, 2013
(Unaudited)
(in thousands)

	Member’s Interest	Noncontrolling Interests	Total
Balance at December 31, 2012	$1,311,951	$(9,807)	$1,302,144
Distributions to Old LMC (Note 1)	(1,245,668)	—	(1,245,668)
Tax attributes related to LMC Spin-Off (Note 5)	11,565	—	11,565
Distributions to parent related to repurchases of common stock	(2,868)	—	(2,868)
Net income	57,865	338	58,203
Other comprehensive income	115	(43)	72
Stock compensation	6,085	83	6,168
Minimum withholding of taxes related to stock compensation	(747)	—	(747)
Excess tax benefit from stock compensation	419	—	419
Balance at March 31, 2013	$138,717	$(9,429)	$129,288

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 1 -	Basis of Presentation and Description of Business

Presentation

Starz, LLC provides premium subscription video programming to United States (“U.S.”) multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies. Starz, LLC also develops, produces and acquires entertainment content and distributes this content to consumers in the U.S. and throughout the world. The accompanying condensed consolidated financial statements include the accounts of Starz, LLC and its majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Starz, LLC’s Annual Report on Form 10-K for the year ended December 31, 2012.

LMC Spin-Off

In January 2013, the parent company of Starz, LLC, Starz (formerly known as Liberty Media Corporation (“Old LMC”)), completed the spin off (the “LMC Spin-Off”) of its wholly-owned subsidiary Liberty Media Corporation (formerly known as Liberty Spinco, Inc. (“Liberty Media”)) in a tax-free manner through the distribution, by means of a dividend, of shares of Liberty Media’s common stock to holders of Old LMC common stock. In this distribution, each holder of a share of Old LMC common stock received one share of the corresponding series of Liberty Media common stock. Following the LMC Spin-Off, Starz retained the businesses of Starz, LLC and all other businesses, assets and liabilities of Old LMC are included in Liberty Media. Unless the context otherwise requires, Old LMC is used to refer to Starz, LLC’s parent company when events or circumstances being described occurred prior to the LMC Spin-Off and Starz is used to refer to Starz, LLC’s parent company when events or circumstances being described occurred following the LMC Spin-Off.

In connection with the LMC Spin-Off, Starz, LLC distributed $1.8 billion in cash to Old LMC which was funded by a combination of cash on hand and $550.0 million of borrowings under Starz, LLC’s senior secured revolving credit facility. The $1.8 billion was paid as follows: $100.0 million on July 9, 2012, $250.0 million on August 17, 2012, $50.0 million on September 4, 2012, $200.0 million on November 16, 2012 and $1.2 billion on January 10, 2013. Such distributed cash was contributed to Liberty Media prior to the LMC Spin-Off. Additionally, in connection with the LMC Spin-Off, Starz, LLC distributed its Englewood, Colorado corporate office building and related building improvements to Old LMC (and Old LMC transferred such building and related improvements to Liberty Property Holdings, Inc. (“LPH”), a subsidiary of Liberty Media) and then leased back the use of such facilities from LPH. Following the LMC Spin-Off, Liberty Media and Starz operate independently, and neither have any stock ownership, beneficial or otherwise, in the other.

In connection with the LMC Spin-Off, Old LMC entered into several agreements with Liberty Media or Liberty Media’s subsidiaries:

•
Reorganization Agreement, dated as of January 10, 2013, by and between Starz and Liberty Media, which provides for, among other things, the principal corporate transactions required to effect the LMC Spin-Off, certain conditions to the LMC Spin-Off and provisions governing the relationship between Starz and Liberty Media with respect to and resulting from the LMC Spin-Off;

•
Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media, which governs the allocation of taxes, tax benefits, tax items and tax-related losses between Starz and Liberty Media. In connection with the LMC Spin-Off, deferred tax assets of $154.2 million related to capital loss and foreign tax

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

credit carryforwards were allocated to Liberty Media along with their corresponding valuation allowances of $154.2 million. In addition, state net operating losses, foreign tax credit carryforwards and other attributes of $11.6 million were allocated to Starz;

•
Services Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media, which governs the provision by Liberty Media to Starz and by Starz to Liberty Media of specified services and benefits following the LMC Spin-Off. During the three months ended March 31, 2013, Starz recognized $0.1 million of net expenses under the Services Agreement;

•
Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz and LPH, pursuant to which Starz shares office facilities with Liberty Media. During the three months ended March 31, 2013, Starz recognized $0.1 million of expense for shared office space;

•
Two Aircraft Time Sharing Agreements, each dated as of January 11, 2013, by and between Starz and Liberty Media, which govern the lease for each of two aircraft from Liberty Media to Starz and the provision of fully qualified flight crew for all operations on a periodic, non-exclusive time sharing basis. There were no charges under the Two Aircraft Time Sharing Agreements during the three months ended March 31, 2013; and

•
Commercial Lease, dated as of January 11, 2013, by and between LPH, Starz, LLC, and, for the limited purposes described therein, Starz Entertainment, LLC (“Starz Entertainment”), pursuant to which Starz, LLC leases its headquarters building that was distributed to Liberty Media in connection with the LMC Spin-Off from LPH for a period of ten years, with successive five-year renewal periods at the option of Starz, LLC. Starz, LLC pays a monthly base rent of $0.3 million (subject to annual increases) under the lease agreement. Starz, LLC recorded a $44.8 million capital lease in connection with this lease agreement.

Although Starz, LLC is not a party to all of these agreements, Starz will have no assets other than those of Starz, LLC and its subsidiaries with which to honor any of its obligations.

Business

Starz, LLC’s business operations are conducted by its wholly-owned subsidiaries Starz Entertainment, Film Roman, LLC (“Film Roman”) and certain other immaterial subsidiaries, and its majority-owned (75%) subsidiary Starz Media Group, LLC (“Starz Media”). The Weinstein Company LLC (“TWC”) owns a 25% interest in Starz Media. Starz, LLC is managed by and organized around the following operating segments:

Starz Networks

Starz Networks’ flagship premium networks are Starz and Encore. Starz, a first-run movie service, exhibits contemporary hit movies, original series, and documentaries. Encore airs first-run movies and classic contemporary movies. Starz Network’s third network, MoviePlex, offers a variety of art house, independent films and classic movie library content. Starz and Encore, along with MoviePlex, air across 17 linear networks complemented by on-demand and Internet services. Starz Networks’ premium networks are offered by MVPDs to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a-la-carte basis.

Starz Distribution

Starz Distribution includes Starz, LLC’s Home Video, Digital Media and Worldwide Distribution businesses:

Home Video

Starz, LLC, through its majority-owned subsidiary Anchor Bay Entertainment, LLC (“Anchor Bay Entertainment”), sells or rents DVDs (standard definition and Blu-ray™) under the Anchor Bay and Manga brands, in the U.S., Canada, the United Kingdom, Australia and other international territories to the extent it has rights to such content in international territories. Anchor Bay Entertainment develops and produces certain of its content and also acquires and licenses various titles from third parties. Certain of the titles produced or acquired by Anchor Bay Entertainment air on Starz Networks’ Starz and Encore networks. Anchor Bay Entertainment also distributes Starz Networks’ original programming content and TWC’s titles. Each of these titles are sold to and distributed by regional and national retailers and other distributors, including Wal-Mart, Target, Best Buy, Ingram Entertainment, Amazon and Netflix.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Digital Media

Digital Media distributes digital and on-demand content for Starz, LLC’s owned content and content for which it has licensed digital ancillary rights in the U.S. and throughout the world to the extent it has rights to such content in international territories. Digital Media receives fees for such services from a wide array of partners and distributors. These range from traditional MVPDs, Internet/mobile distributors, game developers/publishers and consumer electronics companies. Digital Media also distributes Starz Networks’ original programming content and TWC’s titles.

Worldwide Distribution

Worldwide Distribution distributes movies, television series, documentaries, children’s programming and other video content. Worldwide Distribution exploits Starz, LLC’s owned content and content for which it has licensed ancillary rights on free or pay television in the U.S. and throughout the world on free or pay television and other media to the extent it has rights to such content in international territories. It also distributes Starz Networks’ original programming content.

Starz Animation

Starz, LLC, through its wholly-owned subsidiary Film Roman, develops and produces two-dimensional animated content on a for-hire basis for distribution theatrically and on television for various third party entertainment companies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Starz, LLC considers amortization of program rights, the fair value of goodwill and any related impairment, the development of ultimate revenue estimates associated with released films and television programs, the assessment of investment in films and television programs for impairment, valuation allowances associated with deferred income taxes and allowances for sales returns to be its most significant estimates. Actual results may differ from those estimates.

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2013 presentation.

Note 2 - Debt

Debt consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Senior Secured Credit Facilities (a)	$235,000	$5,000
Senior Notes and New Notes, including premium of $3,411 and none (b)	678,411	500,000
Capital leases (c)	78,484	34,805
Total debt	991,895	539,805
Less current portion of debt	(4,718)	(4,134)
Debt	$987,177	$535,671

(a)
On November 16, 2011, Starz, LLC entered into a credit agreement that provides a $1,000.0 million revolving credit facility, with a $50.0 million sub-limit for standby letters of credit, and a $500.0 million term loan facility (the “Senior Secured Credit Facilities”). At closing, Starz, LLC borrowed $500.0 million under the term loan facility and $5.0 million under the revolving credit facility. Net proceeds from the Senior Notes, as defined below, and cash on hand were used to repay and terminate the term loan facility in September 2012. Borrowings under the revolving credit facility may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The revolving credit facility is scheduled to mature on November 16, 2016. As of March 31, 2013, $765.0 million of borrowing capacity was available under the revolving credit facility.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Interest on each loan under the Senior Secured Credit Facilities is payable at either an alternate base rate or LIBOR at Starz, LLC’s election. Borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.5% and 1.5% depending on the consolidated leverage ratio, as defined in the Senior Secured Credit Facilities. The alternate base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus ½ of 1.0% or (c) LIBOR for a one-month interest period plus 1.0%. Borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.5% and 2.5% depending on the consolidated leverage ratio. The Senior Secured Credit Facilities require Starz, LLC to pay a commitment fee on any unused portion under the revolving credit facility. The commitment fee varies between 0.25% and 0.50%, depending on the consolidated leverage ratio.

As of March 31, 2013, the following borrowings and related LIBOR interest rates plus the applicable margin were outstanding under the Senior Secured Credit Facilities (dollars in thousands):

LIBOR period:	Interest Rate	Loan Amount
March 2013 - April 2013	1.7022%	$185,000
March 2013 - April 2013	1.7042%	35,000
March 2013 - April 2013	1.7037%	15,000
		$235,000

The Senior Secured Credit Facilities contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants including a consolidated leverage ratio, as defined in the agreement. As of March 31, 2013, Starz, LLC is in compliance with all covenants under the Senior Secured Credit Facilities.

(b)
On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (the “Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year. Starz Finance Corp. is a wholly-owned subsidiary of Starz, LLC and was formed for the sole purpose of co-issuing the Senior Notes. Starz Finance Corp. does not have and will not have any operations, assets or subsidiaries of its own. The Senior Notes are guaranteed by Starz Entertainment. The net proceeds from the issuance of the Senior Notes and cash on hand were used to repay and terminate the $500.0 million term loan facility under the Senior Secured Credit Facilities. On February 14, 2013, Starz, LLC completed an exchange offer, exchanging the majority of the Senior Notes for new registered Senior Notes. The new registered Senior Notes are substantially identical to the original Senior Notes, except the new registered Senior Notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions and registration rights, and related special interest provisions applicable to the original Senior Notes will not apply to the new registered Senior Notes.

On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of an additional $175.0 million 5.0% senior notes (the “New Notes”), which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from the issuance of the New Notes were used to repay indebtedness under the revolving portion of the Senior Secured Credit Facilities. Starz, LLC and Starz Finance Corp. have filed a registration statement with the Securities and Exchange Commission related to a registered offering to exchange the New Notes for new registered notes having substantially identical terms as the New Notes. The New Notes were issued at a price of 102.0% plus accrued interest from September 13, 2012.

The Senior Notes and New Notes rank equally in right of payment to all existing and future senior obligations and existing and future subordinated obligations. The Senior Notes and New Notes are effectively subordinated to any existing and future secured obligations and to all the liabilities of the subsidiaries that do not guarantee the Senior Notes or New Notes.

The Senior Notes and New Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

and other restricted payments. As of March 31, 2013, Starz, LLC is in compliance with all covenants under the Senior Notes and New Notes.

(c)
On January 11, 2013, Starz, LLC entered into the Commercial Lease with LPH for its headquarters building. The term of the lease is ten years, with successive five-year renewal periods at the option of Starz, LLC. Starz, LLC has recorded a $44.8 million capital lease in connection with this lease agreement with an imputed annual interest rate of 6.4%.

Starz Entertainment has entered into capital lease agreements for its transponder capacity. The agreements expire during 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

At March 31, 2013, the fair value of the Senior Notes and New Notes was $696.9 million and was based upon quoted prices in active markets. Starz, LLC believes the fair value of the revolving portion of the Senior Secured Credit Facilities approximates its carrying value as of March 31, 2013 due to its variable rate nature and Starz, LLC’s stable credit spread.

Amounts totaling $1.3 million and $0.3 million of interest expense have been capitalized as investment in films and television programs during the three months ended March 31, 2013 and 2012, respectively.

Note 3 – Stock Options and Long Term Incentive Plan

Stock Options and Restricted Stock

Prior to the LMC Spin-Off, Old LMC granted, and Starz has since granted to certain of its directors and employees, stock options to purchase Series A Liberty Capital (“Series A”) common stock and restricted shares of Series A common stock pursuant to Old LMC incentive plans, which are now the Starz incentive plans. As of March 31, 2013, the total unrecognized compensation cost related to the unvested stock options and restricted stock was approximately $89.7 million. Such amount will be recognized in Starz, LLC’s condensed consolidated statements of operations over a weighted average period of approximately 3.1 years.

In connection with the LMC Spin-Off, all outstanding stock options and stock appreciation rights with respect to Old LMC’s Series A common stock (the “Liberty Capital Awards”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Capital Award received i) an adjustment to the exercise price or base price and the number of shares for each Liberty Capital Award (as so adjusted, a “Liberty Media Award”) and ii) an equity award of shares of Series A common stock (a “Starz Award”).

The exercise prices and number of shares subject to the Liberty Media Award and the Starz Award were determined based on 1) the exercise prices and number of shares subject to a Liberty Capital Award, 2) the pre-distribution trading price of Series A common stock and 3) the post-distribution trading prices of Liberty Media common stock and Series A common stock. For employees of Starz, LLC, the pre-distribution intrinsic value of the vested Liberty Capital Award was allocated between a vested Liberty Media Award and a vested Starz Award, while the pre-distribution intrinsic value of the unvested Liberty Capital Award was maintained solely within an unvested Starz Award.

Following the LMC Spin-Off, employees of Starz, LLC hold awards in both Series A common stock and Liberty Media common stock.

Awards granted during the three months ended March 31, 2013 are summarized as follows:

	Options Granted	Weighted Average Grant-Date Fair Value
2013 Awards:
Stock options	6,030,106	$7.61
Restricted stock	308,409	$18.93

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Of the total 2013 stock option awards, 2,666,983 vest quarterly over a 4 year period and have a term of 7 years and 3,363,123 vest 50% on each of December 31, 2015 and 2016 and have a term of 10 years. Starz, LLC calculates the grant-date fair value for the stock options using the Black-Scholes Model. The expected term used in the Black-Scholes calculation was a range of 4.70 to 6.92 years. The expected volatility was 41.35%. The expected volatility used in the calculation for the awards is based on the historical volatility of Series A common stock and the implied volatility of Old LMC’s publicly traded options. Starz, LLC used a zero dividend rate as Old LMC/Starz has not historically declared dividends and a range of risk-free rates of 0.7% to 1.2%, which was derived from U.S. Treasury Bonds with a term similar to that of the subject options. The grant-date fair value of the 308,409 restricted shares granted in 2013 was based on the market value of Series A common stock at the grant date of $18.93 per share. Of the 308,409 restricted shares granted, 51,840 will vest on March 4, 2014 and 256,569 will vest annually over four years beginning March 4, 2014.

The following table presents the number of options and weighted average exercise price (“WAEP”) for the activity during the three months ended March 31, 2013:

	Options	WAEP
Outstanding at December 31, 2012	1,615,711	$93.14
LMC Spin-Off adjustment to existing stock options	7,589,815	*
Granted	6,030,106	$18.93
Exercised	(133,805)	$10.20
Forfeited	(171,469)	$11.03
Expired/cancelled	—	$—
Outstanding at March 31, 2013	14,930,358	$14.59

Exercisable at March 31, 2013	1,012,366	$11.51

* The adjustment to the existing stock options from the LMC Spin-Off increased the number of existing stock options and reduced the WAEP. After giving effect to the LMC Spin-Off, the WAEP for the existing stock options was $11.62.

At March 31, 2013, the weighted-average remaining contractual terms of the outstanding options is 6.3 years and the exercisable options is 5.6 years.

Long Term Incentive Plan

Starz, LLC granted incentive units to certain officers and key employees (“Plan Participants”) under the 2006 long term incentive plan (“2006 LTIP”). Such grants vested over a period of four years and were fully vested as of June 30, 2011. All amounts accrued under the 2006 LTIP are payable in cash, Series A common stock or a combination thereof at specified dates through 2013. During the three months ended March 31, 2013 and 2012, Starz, LLC made payments of $2.4 million and $27.5 million, respectively, to certain Plan Participants under the 2006 LTIP. Starz, LLC has accrued $0.8 million as of March 31, 2013 related to the 2006 LTIP, which is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note 4 – Related Party Transactions

Due to Affiliate

Prior to the LMC Spin-Off, Starz, LLC participated in Old LMC’s employee benefit plans (medical, dental, life insurance, etc.) and now participates in Starz’s plans following the LMC Spin-Off. Charges from Old LMC related to these benefits and other miscellaneous charges are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and aggregated none and $3.0 million for the three months ended March 31, 2013 and 2012, respectively. Such amounts were invoiced by Old LMC on a monthly basis and were due upon receipt of the invoice by Starz, LLC. Amounts due to affiliate for such charges totaled none and $1.0 million as of March 31, 2013 and December 31, 2012, respectively.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Due to affiliate at December 31, 2012 also includes $38.5 million for amounts owed to Old LMC for income tax obligations.

Related Party

On January 28, 2011, Starz, LLC sold a 25% interest in Starz Media to TWC. In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with TWC for the distribution, by the Home Video and Digital Media businesses, of certain of TWC’s theatrical releases. Starz, LLC recognized expense of $17.0 million and $16.3 million, which is included in production and acquisition costs in the accompanying condensed consolidated statements of operations, for TWC’s share of the net proceeds under the license agreement, for the three months ended March 31, 2013 and 2012, respectively. Amounts due to TWC totaled $26.3 million and $23.9 million, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, at March 31, 2013 and December 31, 2012, respectively. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to TWC under this agreement up to $50.0 million.

Note 5 - Income Taxes

Starz, LLC is a single member LLC, which is treated as a disregarded entity for U.S. federal income tax purposes. As such, it is included in the consolidated federal and state income tax returns of Starz. The income tax accounts and provisions included in these condensed consolidated financial statements have been prepared as if Starz, LLC was a stand-alone federal and state taxpayer.

Income tax expense consists of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Current:
Federal	$17,435	$27,583
State and local	(650)	2,378
Foreign	291	670
	17,076	30,631
Deferred:
Federal	14,311	12,356
State and local	3,557	(2,795)
	17,868	9,561
Income tax expense	$34,944	$40,192

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Computed expected tax expense	$32,601	$41,785
State and local income taxes, net of federal income taxes	1,813	2,439
Foreign taxes, net of foreign tax credit	503	141
Change in valuation allowance affecting tax expense	(693)	(4,212)
Change in subsidiary tax status	791	—
Other, net	(71)	39
Income tax expense	$34,944	$40,192

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at March 31, 2013 and December 31, 2012 are presented below (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax assets:
Tax loss and credit carryforwards	$10,777	$155,861
Accrued stock compensation	6,376	5,575
Investments	26,439	25,516
Investment in films and television programs	—	1,163
Other future deductible amounts	3,613	219
Deferred tax assets	47,205	188,334
Valuation allowance	(935)	(155,861)
Deferred tax assets, net	46,270	32,473

Deferred tax liabilities:
Property and equipment	(18,200)	(18,807)
Investment in films and television programs	(20,095)	—
Other future taxable amounts	—	(454)
Deferred tax liabilities	(38,295)	(19,261)

Net deferred tax assets	$7,975	$13,212
In connection with the LMC Spin-Off, deferred tax assets of $154.2 million related to capital loss and foreign tax credit carryforwards were allocated to Liberty Media along with their corresponding valuation allowances of $154.2 million. In addition, state net operating losses, foreign tax credit carryforwards and other attributes of $11.6 million were allocated to Starz, LLC.

In April 2013, the Internal Revenue Service completed its review of the LMC Spin-Off and notified Starz that it agreed with the nontaxable characterization of the transaction.

Note 6 - Commitments and Contingencies

Programming Rights

On February 11, 2013, Starz announced a new, multi-year output licensing agreement for qualifying films that are released theatrically in the U.S. by Sony Pictures Entertainment Inc.’s (“Sony”) Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels that extends its relationship with Sony through 2021, subject to certain limitations. The previous agreement had covered motion pictures released theatrically through 2016. In addition, Starz, LLC has entered into an exclusive long-term licensing agreement for theatrically released films from the Walt Disney Company (“Disney”) through 2015. The agreement provides Starz, LLC with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks are not licensed to Starz, LLC under the agreement. The programming fees to be paid to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz, LLC has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance for film rights related to films that were available at March 31, 2013 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2013, such liabilities aggregated approximately $102.5 million and are payable as follows: $99.4 million in 2013 and $3.1 million in 2014.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Under the agreements with Sony and Disney, Starz, LLC is obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz, LLC until some future date. The estimated amounts payable under Starz, LLC’s programming license agreements, including the Sony and Disney agreements, which have not been accrued as of March 31, 2013, are as follows: $172.1 million in 2013; $222.6 million in 2014; $73.7 million in 2015; $63.9 million in 2016, $64.0 million in 2017 and $266.4 million thereafter.

Starz, LLC is also obligated to pay fees for films that have not yet been released in theaters. Starz, LLC is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $135.5 million and $150.3 million for the three months ended March 31, 2013 and 2012, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

Guarantee

Starz Media Canada Co. (“Canada Co.”) entered into an agreement with the Ontario government whereby Canada Co. is eligible to receive funds under the Canadian Next Generation of Jobs Fund Grant (“NGOJF”) through the termination date of March 31, 2014. The maximum amount of the grant available and the guarantee in U.S. dollars is $22.6 million. Starz Entertainment entered into a guarantee for any amounts owed to the Ontario government under the grant if Canada Co. does not meet its obligations. The Ontario government can demand payment from Starz Entertainment if Canada Co. does not perform any of its obligations. The maximum potential amount payable under the guarantee is $12.5 million at March 31, 2013 and Starz, LLC has accrued $10.0 million related to this guarantee in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2013. Starz, LLC sold its controlling interest in Canada Co. on March 3, 2011. The terms of the guarantee have not changed.

Legal Proceedings

On March 9, 2011, Starz Entertainment notified DISH Network L.L.C. (“DISH”) that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 3, 2011, Starz Entertainment filed a lawsuit against DISH in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment in connection with such free preview and seeking damages for breach of contract. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. On April 29, 2013, Starz Entertainment and DISH entered into a confidential settlement agreement with respect to the first lawsuit. The second and third lawsuits have not yet gone to trial. Any potential indemnification obligations of Starz, LLC relating to these remaining matters is uncertain at this time.

In the normal course of business, Starz, LLC is subject to lawsuits and other claims. While it is not possible to predict the outcome of these matters, it is the opinion of management, based upon consultation with legal counsel, that the ultimate disposition of known proceedings, other than as discussed above, will not have a material adverse impact on its consolidated financial position, results of operations or liquidity.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 7 – Other Information

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2013	2012

Cash paid for interest, net of amounts capitalized	$19,143	$4,016
Cash paid for income taxes	$16,528	$57,825
Distribution of corporate office building to Old LMC	$45,668	$—
Capital lease related to Commercial Lease with LPH	$44,800	$—
Tax attributes related to LMC Spin-Off	$11,565	$—

Note 8 – Information about Operating Segments

Starz, LLC is primarily engaged in video programming and development, production, acquisition and distribution of entertainment content. Starz, LLC evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as Adjusted OIBDA. Adjusted OIBDA is defined as: revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses and selling, general and administrative expenses. Starz, LLC’s chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate the operating segment’s performance and make decisions about allocating resources among the operating segments. Starz, LLC believes Adjusted OIBDA is an important indicator of the operational strength and performance of its operating segments, including each operating segment’s ability to assist Starz, LLC in servicing its debt and to fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Starz, LLC generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Starz, LLC’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different technologies, content delivery methods and marketing strategies. Starz, LLC identifies its reportable segments as those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets. Starz Networks and Starz Distribution have been identified as reportable segments; however, as Starz, LLC has only three operating segments, Starz Animation is also reported.

Performance Measures (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Starz Networks	$315,836	$324,200
Starz Distribution	76,242	72,384
Starz Animation	7,469	11,336
Inter-segment eliminations	(230)	(2,956)
Total Revenue	$399,317	$404,964

Adjusted OIBDA:
Starz Networks	$114,382	$115,876
Starz Distribution	2,589	9,137
Starz Animation	(561)	37
Inter-segment eliminations	120	1,790
Total Adjusted OIBDA	$116,530	$126,840

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Other Information (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash paid for investment in films and television programs:
Starz Networks	$33,610	$27,695
Starz Distribution	24,400	34,943
Starz Animation	—	—
Inter-segment eliminations	—	—
Total cash paid for investment in films and television programs	$58,010	$62,638

	March 31,	December 31,
	2013	2012
Total assets:
Starz Networks	$1,345,994	$2,066,961
Starz Distribution	129,804	118,134
Starz Animation	2,529	3,225
Other unallocated assets (primarily cash, deferred taxes and other assets, including the Commercial Lease with LPH)	68,942	33,850
Inter-segment eliminations	(49,070)	(46,120)
Total assets	$1,498,199	$2,176,050

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in thousands):

	Three Months Ended March 31,
	2013	2012
Consolidated Adjusted OIBDA	$116,530	$126,840
Stock compensation	(7,254)	(2,582)
Depreciation and amortization	(4,416)	(4,255)
Interest expense, net of amounts capitalized	(10,228)	(4,881)
Other income (expense), net	(1,485)	4,265
Income before income taxes	$93,147	$119,387

Note 9 – Supplemental Guarantor Condensed Consolidating Financial Information

As discussed in Note 2, Starz, LLC and Starz Finance Corp. co-issued the Senior Notes and New Notes which are fully and unconditionally guaranteed by Starz Entertainment. Starz Media, Film Roman and other immaterial subsidiaries of Starz, LLC (“Starz Media and Other Businesses”) are not guarantors of the Senior Notes or the New Notes.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

The following tables set forth the consolidating financial information of Starz, LLC, which includes the financial information of Starz Entertainment, the guarantor:

Consolidating Balance Sheet Information – As of March 31, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$11,712	$377	$5,785	$—	$17,874
Restricted cash	—	—	9,824	—	9,824
Trade accounts receivable, net	216,314	—	41,984	(90)	258,208
Program rights, net	372,098	—	—	(851)	371,247
Deferred income taxes	346	4,500	—	—	4,846
Notes receivable from affiliates	27,664	—	—	(27,664)	—
Other current assets	21,060	597	12,375	—	34,032
Total current assets	649,194	5,474	69,968	(28,605)	696,031
Program rights	370,519	—	—	(5,632)	364,887
Investment in films and television programs, net	128,405	—	40,743	—	169,148
Property and equipment, net	47,445	44,467	451	—	92,363
Deferred income taxes	—	3,129	—	—	3,129
Goodwill	131,760	—	—	—	131,760
Other assets, net	18,671	14,833	22,210	(14,833)	40,881
Investment in consolidated subsidiaries	—	1,210,203	—	(1,210,203)	—
Total assets	$1,345,994	$1,278,106	$133,372	$(1,259,273)	$1,498,199

Liabilities and Member’s Interest (Deficit) and Noncontrolling Interests
Current liabilities:
Current portion of debt	$4,198	$520	$—	$—	$4,718
Trade accounts payable	3,711	—	835	—	4,546
Accrued liabilities	208,606	2,301	118,326	(7,833)	321,400
Notes payable due to affiliate	—	—	27,664	(27,664)	—
Due to (from) affiliates	(226,594)	226,923	(329)	—	—
Deferred revenue	19,130	—	24,276	—	43,406
Total current liabilities	9,051	229,744	170,772	(35,497)	374,070
Debt	943,008	957,580	—	(913,411)	987,177
Deferred income taxes	31,179	(38,506)	—	7,327	—
Other liabilities	4,211	—	8,843	(5,390)	7,664
Total liabilities	987,449	1,148,818	179,615	(946,971)	1,368,911

Member’s interest (deficit)	358,545	138,717	(46,122)	(312,423)	138,717
Noncontrolling interests in subsidiaries	—	(9,429)	(121)	121	(9,429)
Total member’s interest (deficit) and noncontrolling interests	358,545	129,288	(46,243)	(312,302)	129,288
Total liabilities and member’s interest (deficit) and noncontrolling interests	$1,345,994	$1,278,106	$133,372	$(1,259,273)	$1,498,199

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Consolidating Balance Sheet Information – As of December 31, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$735,507	$879	$13,388	$—	$749,774
Trade accounts receivable, net	205,261	—	36,204	(50)	241,415
Program rights, net	341,255	—	—	(1,250)	340,005
Deferred income taxes	164	826	—	—	990
Notes receivable from affiliates	26,067	—	—	(26,067)	—
Other current assets	27,874	—	16,853	—	44,727
Total current assets	1,336,128	1,705	66,445	(27,367)	1,376,911
Program rights	344,042	—	—	(5,358)	338,684
Investment in films and television programs, net	143,583	—	38,090	—	181,673
Property and equipment, net	95,832	—	448	—	96,280
Deferred income taxes	—	12,222	—	—	12,222
Goodwill	131,760	—	—	—	131,760
Other assets, net	15,616	13,395	22,904	(13,395)	38,520
Investment in consolidated subsidiaries	—	1,787,826	—	(1,787,826)	—
Total assets	$2,066,961	$1,815,148	$127,887	$(1,833,946)	$2,176,050

Liabilities and Member’s Interest (Deficit) and Noncontrolling Interests
Current liabilities:
Current portion of debt	$4,134	$—	$—	$—	$4,134
Trade accounts payable	4,817	—	1,345	—	6,162
Accrued liabilities	136,434	8,235	128,059	(16,666)	256,062
Notes payable due to affiliate	—	—	26,067	(26,067)	—
Due to (from) affiliates	20,902	20,111	3,694	(5,188)	39,519
Deferred revenue	18,859	—	5,989	(274)	24,574
Total current liabilities	185,146	28,346	165,154	(48,195)	330,451
Debt	535,671	505,000	—	(505,000)	535,671
Deferred income taxes	13,060	(20,342)	—	7,282	0
Other liabilities	4,259	—	8,643	(5,118)	7,784
Total liabilities	738,136	513,004	173,797	(551,031)	873,906

Member’s interest (deficit)	1,328,825	1,311,951	(45,789)	(1,283,036)	1,311,951
Noncontrolling interests in subsidiaries	—	(9,807)	(121)	121	(9,807)
Total member’s interest (deficit) and noncontrolling interests	1,328,825	1,302,144	(45,910)	(1,282,915)	1,302,144
Total liabilities and member’s interest (deficit) and noncontrolling interests	$2,066,961	$1,815,148	$127,887	$(1,833,946)	$2,176,050

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Consolidating Statement of Operations Information – For the Three Months Ended March 31, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$324,064	$—	$27,286	$(1,862)	$349,488
Home video net sales	5,892	—	45,108	(1,171)	49,829
Total revenue	329,956	—	72,394	(3,033)	399,317

Costs and expenses:
Programming costs (including amortization)	146,321	—	—	(350)	145,971
Production and acquisition costs (including amortization)	6,370	—	33,420	—	39,790
Home video cost of sales	3,788	—	12,504	(1,171)	15,121
Operating expenses	5,820	—	8,497	(1,632)	12,685
Selling, general and administrative	52,818	1,272	15,130	—	69,220
Stock compensation	6,252	609	393	—	7,254
Depreciation and amortization	3,310	333	773	—	4,416
Total costs and expenses	224,679	2,214	70,717	(3,153)	294,457

Operating income (loss)	105,277	(2,214)	1,677	120	104,860

Other income (expense):
Interest expense, net of amounts capitalized	(9,564)	(10,892)	(26)	10,254	(10,228)
Interest income (expense), related party	536	—	(536)	—	—
Other income (expense), net	(1,689)	20	(1,290)	1,474	(1,485)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	94,560	(13,086)	(175)	11,848	93,147

Income tax benefit (expense)	(34,442)	4,404	(522)	(4,384)	(34,944)
Share of earnings of consolidated subsidiaries, net of taxes	—	66,885	—	(66,885)	—

Net income (loss)	60,118	58,203	(697)	(59,421)	58,203

Net income attributable to noncontrolling interests	—	(338)	—	—	(338)

Net income (loss) attributable to member	$60,118	$57,865	$(697)	$(59,421)	$57,865

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Consolidating Statement of Comprehensive Income (Loss) Information – For the Three Months Ended March 31, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income (loss)	$60,118	$58,203	$(697)	$(59,421)	$58,203

Other comprehensive income (loss), net of taxes -
Foreign currency translation adjustments	—	72	(39)	39	72

Comprehensive income (loss)	60,118	58,275	(736)	(59,382)	58,275

Comprehensive income attributable to noncontrolling interests	—	(295)	—	—	(295)

Comprehensive income (loss) attributable to member	$60,118	$57,980	$(736)	$(59,382)	$57,980

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Consolidating Statement of Operations Information – For the Three Months Ended March 31, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$333,069	$—	$38,645	$(4,463)	$367,251
Home video net sales	3,425	—	34,973	(685)	37,713
Total revenue	336,494	—	73,618	(5,148)	404,964

Costs and expenses:
Programming costs (including amortization)	163,669	—	—	(2,720)	160,949
Production and acquisition costs (including amortization)	6,282	—	29,649	145	36,076
Home video cost of sales	1,845	—	9,400	(685)	10,560
Operating expenses	5,321	—	11,779	(3,678)	13,422
Selling, general and administrative	41,762	18	15,337	—	57,117
Stock compensation	2,379	—	203	—	2,582
Depreciation and amortization	3,145	—	1,110	—	4,255
Total costs and expenses	224,403	18	67,478	(6,938)	284,961

Operating income (loss)	112,091	(18)	6,140	1,790	120,003

Other income (expense):
Interest expense, net of amounts capitalized	(4,846)	(4,584)	(35)	4,584	(4,881)
Interest income (expense), related party	1,148	—	(1,148)	—	—
Other income, net	3,794	63	52	356	4,265
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	112,187	(4,539)	5,009	6,730	119,387

Income tax benefit (expense)	(41,014)	2,793	519	(2,490)	(40,192)
Share of earnings of consolidated subsidiaries, net of taxes	—	80,941	—	(80,941)	—

Net income	71,173	79,195	5,528	(76,701)	79,195

Net loss (income) attributable to noncontrolling interests	—	(1,413)	37	(37)	(1,413)

Net income attributable to member	$71,173	$77,782	$5,565	$(76,738)	$77,782

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Consolidating Statement of Comprehensive Income Information – For the Three Months Ended March 31, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$71,173	$79,195	$5,528	$(76,701)	$79,195

Other comprehensive income, net of taxes -
Foreign currency translation adjustments	—	191	191	(191)	191

Comprehensive income	71,173	79,386	5,719	(76,892)	79,386

Comprehensive loss (income) attributable to noncontrolling interests	—	(1,503)	37	(37)	(1,503)

Comprehensive income attributable to member	$71,173	$77,883	$5,756	$(76,929)	$77,883

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Consolidating Statement of Cash Flows’ Information – For the Three Months Ended March 31, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income (loss)	$60,118	$58,203	$(697)	$(59,421)	$58,203
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,310	333	773	—	4,416
Amortization of program rights	135,856	—	—	(350)	135,506
Program rights payments	(109,415)	—	—	190	(109,225)
Amortization of investment in films and television programs	5,804	—	21,595	—	27,399
Investment in films and television programs	(33,610)	—	(24,400)	—	(58,010)
Stock compensation	6,252	609	393	—	7,254
Payments of long term incentive plan	(2,360)	—	—	—	(2,360)
Share of earnings of consolidated subsidiaries	—	(66,885)	—	66,885	—
Deferred income taxes	17,937	(114)	—	45	17,868
Other non-cash items	1,270	612	(3,825)	(612)	(2,555)
Changes in assets and liabilities:
Current and other assets	(1,772)	(597)	(11,373)	40	(13,702)
Due to / from affiliates	(55,573)	22,619	(6,565)	—	(39,519)
Payables and other liabilities	43,806	(10,532)	14,981	(6,777)	41,478
Net cash provided by (used in) operating activities	71,623	4,248	(9,118)	—	66,753
Investing activities – purchases of property and equipment	(646)	—	(17)	—	(663)
Financing activities:
Borrowings of debt	—	923,500	—	—	923,500
Payments of debt	(1,010)	(515,111)	—	—	(516,121)
Debt issuance costs	—	(2,139)	—	—	(2,139)
Distributions to Liberty Media	—	(1,200,000)	—	—	(1,200,000)
Distributions to parent for repurchase of common stock	—	(2,868)	—	—	(2,868)
Distributions to parent	(600,000)	600,000	—	—	—
Borrowings under notes payable to affiliate	(10,385)	—	10,385	—	—
Repayments under notes payable to affiliate	8,759	—	(8,759)	—	—
Net advances to / from affiliate	(191,868)	191,868	—	—	—
Minimum withholding of taxes related to stock compensation	(687)	—	(60)	—	(747)
Excess tax benefit from stock compensation	419	—	—	—	419
Net cash provided by (used in) financing activities	(794,772)	(4,750)	1,566	—	(797,956)
Effect of exchange rate changes on cash and cash equivalents	—	—	(34)	—	(34)
Net decrease in cash and cash equivalents	(723,795)	(502)	(7,603)	—	(731,900)
Cash and cash equivalents:
Beginning of period	735,507	879	13,388	—	749,774
End of period	$11,712	$377	$5,785	$—	$17,874
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(1,256)	$19,807	$592	$—	$19,143
Cash paid for income taxes	$15,782	$903	$(157)	$—	$16,528
Distribution of corporate headquarters to Liberty Media	$45,668	$—	$—	$—	$45,668
Capital lease related to Commercial Lease with LPH	$—	$44,800	$—	$—	$44,800
Tax attributes related to LMC Spin-Off	$—	$11,565	$—	$—	$11,565

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Consolidating Statement of Cash Flows’ Information – For the Three Months Ended March 31, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income	$71,173	$79,195	$5,528	$(76,701)	$79,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,145	—	1,110	—	4,255
Amortization of program rights	153,067	—	—	(2,720)	150,347
Program rights payments	(153,405)	—	—	296	(153,109)
Amortization of investment in films and television programs	5,678	—	23,454	—	29,132
Investment in films and television programs	(27,695)	—	(34,943)	—	(62,638)
Stock compensation	2,379	—	203	—	2,582
Payments of long term incentive plan	(27,478)	—	—	—	(27,478)
Share of earnings of consolidated subsidiaries	—	(80,941)	—	80,941	—
Deferred income taxes	10,789	(2,012)	—	784	9,561
Other non-cash items	1,448	507	(11,721)	(507)	(10,273)
Changes in assets and liabilities:
Current and other assets	(4,758)	—	4,892	304	438
Due to / from affiliates	(28,634)	4,005	2,556	(1,868)	(23,941)
Payables and other liabilities	(7,275)	1,087	(15,060)	(529)	(21,777)
Net cash provided by (used in) operating activities	(1,566)	1,841	(23,981)	—	(23,706)
Investing activities – purchases of property and equipment	(506)	—	—	—	(506)
Financing activities:
Payments of debt	(1,011)	—	—	—	(1,011)
Debt issuance costs	—	(381)	—	—	(381)
Borrowings under notes payable to affiliate	(22,042)	—	22,042	—	—
Net advances to / from affiliate	(60)	—	60	—	—
Settlement of derivative instruments	3	—	—	—	3
Net cash provided by (used in) financing activities	(23,110)	(381)	22,102	—	(1,389)
Effect of exchange rate changes on cash and cash equivalents	—	—	89	—	89
Net increase (decrease) in cash and cash equivalents	(25,182)	1,460	(1,790)	—	(25,512)
Cash and cash equivalents:
Beginning of period	965,400	125,261	9,226	—	1,099,887
End of period	$940,218	$126,721	$7,436	$—	$1,074,375
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$262	$3,718	$36	$—	$4,016
Cash paid for income taxes	$54,018	$603	$3,204	$—	$57,825

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q other than statements of historical fact or current fact are forward-looking statements that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond our control and could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “could,” “expect,” or the negative thereof, or other words of similar meaning. In particular, these include, but are not limited to, statements of our current views and estimates of future economic circumstances, industry conditions in domestic and international markets, and our future performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results to differ materially from the anticipated results and expectations expressed in such forward-looking statements.
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

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development and deployment of new business lines and business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	our future financial performance, including availability, terms and deployment of capital;

•	the ability of our suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation, including matters described in the notes to our condensed consolidated financial statements;

•	availability of qualified personnel;

•	the regulatory and competitive environment of the industry in which we operate;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and/or adverse outcomes from regulatory proceedings;

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
For a description of our risk factors, please see Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012.
All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this cautionary statement. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2012.
EXPLANATORY NOTE
In January 2013, the parent company of Starz, LLC, Starz (formerly known as Liberty Media Corporation (“Old LMC”)), completed the spin off (the “LMC Spin-Off”) of its wholly-owned subsidiary Liberty Media Corporation (formerly known as Liberty Spinco, Inc. (“Liberty Media”)) in a tax-free manner through the distribution, by means of a dividend, of shares of Liberty Media’s common stock to holders of Old LMC common stock. In this distribution, each holder of a share of Old LMC common stock received one share of the corresponding series of Liberty Media common stock. Following the LMC Spin-Off, Starz retained the businesses of Starz, LLC and all other businesses, assets and liabilities of Old LMC are included in Liberty Media. Unless the context otherwise requires, Old LMC is used to refer to Starz, LLC’s parent company when events or circumstances being described occurred prior to the LMC Spin-Off and Starz is used to refer to Starz, LLC’s parent company when events or circumstances being described occurred following the LMC Spin-Off.

OVERVIEW
We are a wholly-owned subsidiary of Starz. Our business operations are conducted by our wholly-owned subsidiaries Starz Entertainment, LLC, Film Roman, LLC and certain other immaterial subsidiaries, and our majority-owned subsidiary Starz Media Group, LLC (75%), which is owned 25% by The Weinstein Company LLC (“TWC”).
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

ADJUSTED OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION (ADJUSTED OIBDA)
We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as Adjusted OIBDA. We define Adjusted OIBDA as: revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses and selling, general and administrative expenses. Our chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate our operating segment’s performance and make decisions about allocating resources among our operating segments. We believe that Adjusted OIBDA is an important indicator of the operational strength and performance of our operating segments, including each operating segment’s ability to assist in servicing our debt and to fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

The tables below set forth, for the periods presented, certain historical financial information for our reportable segments (in thousands). We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Three Months Ended March 31,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue
Starz Networks	$315,836	$324,200	$(8,364)	(2.6)%
Starz Distribution	76,242	72,384	3,858	5.3%
Starz Animation	7,469	11,336	(3,867)	(34.1)%
Inter-segment eliminations	(230)	(2,956)	2,726	92.2%
Total Revenue	$399,317	$404,964	$(5,647)	(1.4)%
Adjusted OIBDA
Starz Networks	$114,382	$115,876	$(1,494)	(1.3)%
Starz Distribution	2,589	9,137	(6,548)	(71.7)%
Starz Animation	(561)	37	(598)	(1,616.2)%
Inter-segment eliminations	120	1,790	(1,670)	(93.3)%
Total Adjusted OIBDA	$116,530	$126,840	$(10,310)	(8.1)%
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in thousands):

	Three Months Ended March 31,
	2013	2012
Adjusted OIBDA	$116,530	$126,840
Stock compensation	(7,254)	(2,582)
Depreciation and amortization	(4,416)	(4,255)
Interest expense, net of amounts capitalized	(10,228)	(4,881)
Other income (expense), net	(1,485)	4,265
Income before income taxes	$93,147	$119,387

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Operating results are as follows (in thousands, except as otherwise indicated):

	Three Months Ended March 31,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue:
Programming networks and other services	$349,488	$367,251	$(17,763)	(4.8)%
Home video net sales	49,829	37,713	12,116	32.1%
Total revenue	399,317	404,964	(5,647)	(1.4)%
Costs and expenses:
Programming costs (including amortization)	145,971	160,949	(14,978)	(9.3)%
Production and acquisition costs (including amortization)	39,790	36,076	3,714	10.3%
Home video cost of sales	15,121	10,560	4,561	43.2%
Operating expenses	12,685	13,422	(737)	(5.5)%
Selling, general and administrative	69,220	57,117	12,103	21.2%
Stock compensation	7,254	2,582	4,672	180.9%
Depreciation and amortization	4,416	4,255	161	3.8%
Total costs and expenses	294,457	284,961	9,496	3.3%
Operating income	104,860	120,003	(15,143)	(12.6)%
Other income (expense):
Interest expense, net of amounts capitalized	(10,228)	(4,881)	(5,347)	109.5%
Other income (expense), net	(1,485)	4,265	(5,750)	(134.8)%
Income before income taxes	93,147	119,387	(26,240)	(22.0)%
Income tax expense	(34,944)	(40,192)	5,248	(13.1)%
Net income	$58,203	$79,195	$(20,992)	(26.5)%

	As of March 31,
Operating Data (in millions):	2013	2012
Starz subscriptions:
Fixed-rate subscriptions	12.0	11.8
Consignment subscriptions	9.6	8.3
Total Starz subscriptions	21.6	20.1
Encore subscriptions:
Fixed-rate subscriptions	21.7	21.9
Consignment subscriptions	13.4	11.7
Total Encore subscriptions	35.1	33.6
Total subscriptions:
Fixed-rate subscriptions	33.7	33.7
Consignment subscriptions	23.0	20.0
Total subscriptions	56.7	53.7

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2013 TO THREE MONTHS ENDED MARCH 31, 2012
Revenue
Our revenue decreased $5.6 million or 1.4% for the three months ended March 31, 2013 as compared to the corresponding prior year period. Revenue decreased primarily as a result of decreases in revenue for Starz Networks and Starz Animation which were partially offset by an increase in revenue for Starz Distribution and a decrease in our inter-segment eliminations. Starz Networks’ revenue represented 79.1% and 80.1% of our total revenue for the three months ended March 31, 2013 and 2012, respectively.
Revenue from Starz Networks decreased $8.4 million or 2.6% for the three months ended March 31, 2013 as compared to the corresponding prior year period. The decrease resulted from a $4.7 million decrease in volume and a $3.7 million decrease due to lower effective rates. These decreases were primarily attributable to the non-renewal of the Netflix agreement and the renewal of affiliation agreements with two distributors in the fourth quarter of 2012 on less favorable financial terms than the prior affiliation agreements (such agreements provide for annual contractual increases).
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Starz and Encore average subscriptions increased 7.7% and 4.6% since March 31, 2012, respectively. The impact on revenue due to subscription increases is affected by the relative percentage change under consignment agreements and fixed-rate agreements. In this regard, as of March 31, 2013, subscriptions under fixed-rate agreements were 33.7 million while subscriptions under consignment agreements were 23.0 million. As of March 31, 2012, subscriptions under fixed-rate agreements were 33.7 million while subscriptions under consignment agreements were 20.0 million. The increase in consignment subscriptions is primarily due to subscriptions that moved from fixed to consignment on January 1, 2013.
Revenue from Starz Distribution increased $3.9 million or 5.3% for the three months ended March 31, 2013 as compared to the corresponding prior year period. Such increase is primarily due to an increase in revenue from our Home Video business which was partially offset by a decrease in revenue from our Worldwide Distribution business. The Home Video business experienced an increase in revenue from the distribution of our original series Spartacus and various films distributed for TWC. The decrease in revenue from our Worldwide Distribution business resulted from a decline in television revenue from our Overture Films’ titles.
Revenue from Starz Animation decreased $3.9 million or 34.1% for the three months ended March 31, 2013 as compared to the corresponding prior year period primarily due to fewer projects in production.
Programming
Programming costs are our largest expense. Programming costs decreased $15.0 million or 9.3% for the three months ended March 31, 2013 as compared to the corresponding prior year period. Programming costs vary due to costs associated with original productions, the number of films licensed and the cost per film paid under our output and library programming agreements. The decrease in programming costs is due to fewer first-run films and higher utilization of lower cost second window films licensed under our output agreements which was partially offset by increased exhibitions of our original programming. We expect programming costs related to original programming will continue to increase in the future as we continue to invest in original content.
Production and Acquisition
Production and acquisition costs primarily include the amortization of our investments in films and television programs and participation costs. The license fee associated with original productions is included in programming costs. All remaining production and acquisition costs for original productions as well as our other films and television programs are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant has an ownership interest (e.g., TWC, producers or writers of our original programming, etc.).

Production and acquisition costs increased $3.7 million or 10.3% for the three months ended March 31, 2013 as compared to the corresponding prior year period. The increase is primarily due to higher Starz Distribution revenue associated with our original series Spartacus and lower margin films distributed for TWC (which resulted in higher production cost amortization and participation costs).
Home Video Cost of Sales
Home video cost of sales increased $4.6 million or 43.2% for the three months ended March 31, 2013 as compared to the corresponding prior year period. The increase is primarily due to the increase in revenue from our Home Video business described above.
Selling, General and Administrative
Selling, general and administrative expenses increased $12.1 million or 21.2% for the three months ended March 31, 2013 as compared to the corresponding prior year period. The increase was due to increased advertising and marketing for both Starz Networks and Starz Distribution along with increased litigation related legal costs and costs associated with becoming a separate public company. The increase in advertising and marketing costs for Starz Networks was due to increased cooperative marketing efforts with our distributors and increased spend related to our original programming line-up. The increase in advertising and marketing costs for Starz Distribution was related to increased spend for our original series Spartacus. We expect that advertising and marketing costs related to original programming will increase in future periods as we continue to increase our investment in original content.
Adjusted OIBDA
Adjusted OIBDA decreased $10.3 million or 8.1% for the three months ended March 31, 2013 as compared to the corresponding prior year period. In addition to the decrease in revenue mentioned above, Adjusted OIBDA was impacted by higher sales of lower margin titles by Starz Distribution and a decrease in inter-segment eliminations as a result of fewer exhibitions of Overture Films' titles on Starz Networks.
Stock Compensation
Stock compensation increased $4.7 million or 180.9% for the three months ended March 31, 2013 as compared to the corresponding prior year period as a result of an increase in the number of options granted, and at a higher grant-date fair value than options previously granted, and an increase in the number of restricted shares granted.
Interest Expense
Interest expense increased $5.3 million for the three months ended March 31, 2013 as compared to the corresponding prior year period due to $452.2 million of additional net borrowings in 2013 (including the capital lease with Liberty Property Holdings, Inc. for our corporate headquarters) and a higher average interest rate. The increase in the average interest rate resulted from the repayment of our term loan in 2012 with proceeds from the issuance of our $500.0 million 5.0% senior notes due September 15, 2019 (the “Senior Notes”). The Senior Notes bear interest at a fixed rate of 5.0% which is higher than the variable rate under the term loan.
Other Income (Expense)
We had other expense of $1.5 million for the three months ended March 31, 2013 as compared to other income of $4.3 million for the three months ended March 31, 2012. The expense for the three months ended March 31, 2013 is primarily comprised of additional expense that we recorded in connection with our guarantee of the Canadian Next Generation of Jobs Fund Grant as further described in Note 6 to the accompanying condensed consolidated financial statements. The income for the three months ended March 31, 2012 is primarily comprised of gains on foreign currency hedging transactions and foreign currency exchange gains.

Income Taxes
We had income before income taxes of $93.1 million and $119.4 million and income tax expense of $34.9 million and $40.2 million for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was 37.5% and 33.7% for the three months ended March 31, 2013 and 2012, respectively.
Our effective tax rate differs from the U.S. federal income tax rate of 35% as a result of state and local taxes and changes in our valuation allowance for deferred taxes.
MATERIAL CHANGES IN FINANCIAL CONDITION
As of March 31, 2013, our cash and cash equivalents totaled $17.9 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated cash from operating activities of $66.8 million for the three months ended March 31, 2013 and used cash of $23.7 million for the three months ended March 31, 2012. Our primary uses of cash are payments under our programming output and library agreements and production costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $109.2 million and $153.1 million for the three months ended March 31, 2013 and 2012, respectively. Cash paid for original programming, home video and other content totaled $58.0 million and $62.6 million for the three months ended March 31, 2013 and 2012, respectively. We plan to make additional investments in original programming in the future.
Payments made under our long-term incentive plan and the timing of tax payments made to Old LMC negatively impacted net cash used in operating activities in 2012. For the three months ended March 31, 2012, we made cash payments of $57.8 million for income taxes and $27.5 million under our long-term incentive plan as compared to cash payments of $16.5 million for income taxes and $2.4 million under our long-term incentive plan for the three months ended March 31, 2013.
In connection with the LMC Spin-Off, Starz, LLC distributed $1.8 billion in cash to Old LMC which was funded by a combination of cash on hand and $550.0 million of borrowings under our senior secured revolving credit facility. The $1.8 billion was paid as follows: $100.0 million on July 9, 2012, $250.0 million on August 17, 2012, $50.0 million on September 4, 2012, $200.0 million on November 16, 2012 and $1.2 billion on January 10, 2013.
On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of $175.0 million 5.0% senior notes, which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from such issuance were used to repay indebtedness under Starz, LLC’s senior secured revolving credit facility. The senior secured revolving credit facility contains certain covenants, including a covenant that limits our maximum leverage ratio, as defined in the credit agreement, to not more than 4.75 to 1.00 through December 31, 2013 and 4.25 to 1.00 thereafter. In addition, investments in unrestricted subsidiaries, as defined in the credit agreement, shall not exceed $150.0 million during the term of the credit agreement (starting on the closing date of November 16, 2011). Starz Entertainment and Starz Finance Corp. are the only guarantors and restricted subsidiaries under the senior secured revolving credit facility.
Additionally, we used $2.9 million of cash for Starz to buy back common stock under its share repurchase program for the three months ended March 31, 2013. Starz has $397.1 million available under its share repurchase program as of March 31, 2013.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our senior secured revolving credit facility and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include debt repayments, buybacks of common stock and capital expenditures during 2013. Based upon our current operating plans, we believe that our net cash provided by operating activities will be sufficient to fund our cash commitments for investing and financing activities, such as our long term debt obligations and capital expenditures from 2014 through 2017. As of March 31, 2013, we had $765.0 million of borrowing capacity available under our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
As of March 31, 2013, our debt is comprised of the following amounts (in thousands):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$235,000	1.70%	$756,895	5.14%
As shown above, the majority of our outstanding debt at March 31, 2013 was primarily fixed rate debt. We have borrowing capacity at March 31, 2013 of $765.0 million under our senior secured revolving credit facility at variable rates.
At March 31, 2013, the fair value of the Senior Notes and the additional $175.0 million 5% senior notes issued on February 8, 2013 was $696.9 million. We believe the fair value of the revolving portion of our senior secured credit facilities approximates its carrying value as of March 31, 2013 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original productions that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of March 31, 2013, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
On March 9, 2011, Starz Entertainment notified DISH Network L.L.C. (“DISH”) that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 3, 2011, Starz Entertainment filed a lawsuit against DISH in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment in connection with such free preview and seeking damages for breach of contract. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. On April 29, 2013, Starz Entertainment and DISH entered into a confidential settlement agreement with respect to the first lawsuit. The second and third lawsuits have not yet gone to trial. Any potential indemnification obligations of Starz, LLC relating to these remaining matters is uncertain at this time.
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
Item 6. Exhibits
Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________

*	Filed herewith.

**	Furnished herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz, LLC
	By:	/s/ Christopher P. Albrecht
Date: May 9, 2013		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/ Christopher P. Albrecht
	Christopher P. Albrecht	Chief Executive Officer (Principal Executive Officer)	May 9, 2013
/s/ Scott D. Macdonald
	Scott D. Macdonald	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 9, 2013

	Starz	Sole Member-Manager of the Registrant	May 9, 2013
By:	/s/ J. Steven Beabout
	J. Steven Beabout	Executive Vice President, General Counsel and Secretary

Exhibit List
Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
_____________________

*	Filed herewith.

**	Furnished herewith.