Form 10-Q
period 2013-06-30
Starz, LLC
filed 2013-08-02
CIK 1559270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X__ No____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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
Starz, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,854	$749,774
Restricted cash	63,817	—
Trade accounts receivable, net of allowances of $37,719 and $35,045	242,061	241,415
Program rights, net	377,690	340,005
Deferred income taxes (Note 5)	5,081	990
Other current assets	37,364	44,727
Total current assets	756,867	1,376,911
Program rights	384,794	338,684
Investment in films and television programs, net	141,468	181,673
Property and equipment, net of accumulated depreciation of $100,059 and $110,882	91,180	96,280
Deferred income taxes (Note 5)	7,969	12,222
Goodwill	131,760	131,760
Other assets, net	41,106	38,520
Total assets	$1,555,144	$2,176,050

Liabilities and Member’s Interest
and Noncontrolling Interests
Current liabilities:
Current portion of debt (Note 2)	$4,792	$4,134
Trade accounts payable	5,547	6,162
Accrued liabilities (Notes 4, 6 and 7)	391,139	256,062
Due to affiliate (Note 4)	—	39,519
Deferred revenue	11,704	24,574
Total current liabilities	413,182	330,451
Debt (Note 2)	1,007,818	535,671
Other liabilities (Note 6)	9,171	7,784
Total liabilities	1,430,171	873,906

Member’s interest	132,238	1,311,951
Noncontrolling interests in subsidiaries	(7,265)	(9,807)
Total member’s interest and noncontrolling interests	124,973	1,302,144
Commitments and contingencies (Note 6)
Total liabilities and member’s interest and noncontrolling interests	$1,555,144	$2,176,050

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Programming networks and other services	$391,081	$361,627	$740,569	$728,878
Home video net sales	126,340	40,935	176,169	78,648
Total revenue	517,421	402,562	916,738	807,526

Costs and expenses:
Programming costs (including amortization) (Note 6)	165,353	179,304	311,324	340,253
Production and acquisition costs (including amortization) (Note 4)	113,267	39,372	153,057	75,448
Home video cost of sales	15,095	10,668	30,216	21,228
Operating expenses	12,437	12,953	25,122	26,375
Selling, general and administrative (Note 4)	81,762	51,789	150,982	108,906
Stock compensation (Note 3)	9,058	3,653	16,312	6,235
Depreciation and amortization	4,353	4,552	8,769	8,807
Total costs and expenses	401,325	302,291	695,782	587,252

Operating income	116,096	100,271	220,956	220,274

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(11,331)	(4,449)	(21,559)	(9,330)
Other income (expense), net	(508)	(98)	(1,993)	4,167
Income before income taxes	104,257	95,724	197,404	215,111

Income tax expense (Note 5)	(38,222)	(26,116)	(73,166)	(66,308)

Net income	66,035	69,608	124,238	148,803

Net income attributable to noncontrolling interests	(2,148)	(883)	(2,486)	(2,296)

Net income attributable to member	$63,887	$68,725	$121,752	$146,507

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$66,035	$69,608	$124,238	$148,803

Other comprehensive loss, net of taxes -
Foreign currency translation adjustments from operations	(207)	(201)	(135)	(10)

Comprehensive income	65,828	69,407	124,103	148,793

Comprehensive income attributable to noncontrolling interests	(2,051)	(807)	(2,346)	(2,310)

Comprehensive income attributable to member	$63,777	$68,600	$121,757	$146,483

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$124,238	$148,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,769	8,807
Amortization of program rights	288,377	319,083
Program rights payments	(227,514)	(280,601)
Amortization of investment in films and television programs	128,250	64,628
Investment in films and television programs	(107,346)	(129,122)
Stock compensation	16,312	6,235
Payments of long term incentive plan	(3,195)	(27,707)
Deferred income taxes	12,687	1,307
Other non-cash items	6,504	(13,350)
Changes in assets and liabilities:
Current and other assets	(59,944)	6,649
Due to affiliate	(39,519)	(15,231)
Payables and other liabilities	(6,545)	(27,768)
Net cash provided by operating activities	141,074	61,733

Investing activities – purchases of property and equipment	(3,125)	(2,255)

Financing activities:
Borrowings of debt	988,500	—
Payments of debt	(560,273)	(2,036)
Debt issuance costs	(2,344)	(381)
Distributions to Old LMC	(1,200,000)	—
Distributions to parent related to repurchases of common stock	(81,807)	—
Minimum withholding of taxes related to stock compensation	(1,581)	—
Excess tax benefit from stock compensation	842	—
Settlement of derivative instruments	—	3
Net cash used in financing activities	(856,663)	(2,414)

Effect of exchange rate changes on cash and cash equivalents	(206)	11

Net increase (decrease) in cash and cash equivalents	(718,920)	57,075
Cash and cash equivalents:
Beginning of period	749,774	1,099,887
End of period	$30,854	$1,156,962

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statement of Member’s Interest and Noncontrolling Interests
Six Months Ended June 30, 2013
(Unaudited)
(in thousands)

	Member’s Interest	Noncontrolling Interests	Total
Balance at December 31, 2012	$1,311,951	$(9,807)	$1,302,144
Distributions to Old LMC (Note 1)	(1,245,668)	—	(1,245,668)
Tax attributes related to LMC Spin-Off (Note 5)	11,565	—	11,565
Distributions to parent related to repurchases of common stock	(81,807)	—	(81,807)
Net income	121,752	2,486	124,238
Other comprehensive income	5	(140)	(135)
Stock compensation	15,179	196	15,375
Minimum withholding of taxes related to stock compensation	(1,581)	—	(1,581)
Excess tax benefit from stock compensation	842	—	842
Balance at June 30, 2013	$132,238	$(7,265)	$124,973

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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
June 30, 2013

credit carryforwards were allocated to Liberty Media along with their corresponding valuation allowances of $154.2 million. In addition, state net operating losses, foreign tax credit carryforwards and other attributes of $11.6 million were allocated to Starz;

•
Services Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media, which governs the provision by Liberty Media to Starz and by Starz to Liberty Media of specified services and benefits following the LMC Spin-Off. During the three and six months ended June 30, 2013, Starz recognized $0.1 million and $0.2 million, respectively, of net expenses under the Services Agreement;

•
Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz and LPH, pursuant to which Starz shares office facilities with Liberty Media. During the three and six months ended June 30, 2013, Starz recognized $0.1 million and $0.2 million, respectively, of expense for shared office space;

•
Two Aircraft Time Sharing Agreements, each dated as of January 11, 2013, by and between Starz and Liberty Media, which govern the lease for each of two aircraft from Liberty Media to Starz and the provision of fully qualified flight crew for all operations on a periodic, non-exclusive time sharing basis. There were no charges under the Two Aircraft Time Sharing Agreements during the three and six months ended June 30, 2013; and

•
Commercial Lease, dated as of January 11, 2013, by and between LPH, Starz, LLC, and, for the limited purposes described therein, Starz Entertainment, LLC (“Starz Entertainment”), pursuant to which Starz, LLC leases its headquarters building that was distributed to Liberty Media in connection with the LMC Spin-Off from LPH for a period of ten years, with successive five-year renewal periods at the option of Starz, LLC. Starz, LLC pays a monthly base rent of $0.3 million (subject to annual increases) under the lease agreement. Starz, LLC recorded a $44.8 million capital lease in connection with this lease agreement.

Although Starz, LLC is not a party to all of these agreements, Starz has no assets other than those of Starz, LLC and its subsidiaries with which to honor any of its obligations.

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
June 30, 2013

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

Starz Animation

Starz, LLC, through its wholly-owned subsidiary Film Roman, develops and produces two-dimensional animated content on a for-hire basis for various third party entertainment companies.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2013 presentation.

Note 2 - Debt

Debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Senior Secured Credit Facilities (a)	$257,000	$5,000
Senior Notes and New Notes, including premium of $3,279 and none (b)	678,279	500,000
Capital leases (c)	77,331	34,805
Total debt	1,012,610	539,805
Less current portion of debt	(4,792)	(4,134)
Debt	$1,007,818	$535,671

(a)
On November 16, 2011, Starz, LLC entered into a credit agreement that provides a $1,000.0 million revolving credit facility, with a $50.0 million sub-limit for standby letters of credit, and a $500.0 million term loan facility (the “Senior Secured Credit Facilities”). At closing, Starz, LLC borrowed $500.0 million under the term loan facility and $5.0 million under the revolving credit facility. Net proceeds from the Senior Notes, as defined below, and cash on hand were used to repay and terminate the term loan facility in September 2012. Borrowings under the revolving credit facility may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The revolving credit facility is scheduled to mature on November 16, 2016. As of June 30, 2013, $743.0 million of borrowing capacity was available under the revolving credit facility.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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

As of June 30, 2013, the following borrowings and related LIBOR or alternate base rate interest rates plus the applicable margin were outstanding under the Senior Secured Credit Facilities (dollars in thousands):

LIBOR or Alternate base rate period:	Interest Rate	Loan Amount
June 2013 - July 2013	1.9429%	$185,000
June 2013 - July 2013	1.9454%	60,000
June 2013 and forward	4.0000%	12,000
		$257,000

The Senior Secured Credit Facilities contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the agreement. As of June 30, 2013, Starz, LLC was in compliance with all covenants under the Senior Secured Credit Facilities.

(b)
On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (the “Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year. Starz Finance Corp. is a wholly-owned subsidiary of Starz, LLC and was formed for the sole purpose of co-issuing the Senior Notes. Starz Finance Corp. does not have and will not have any operations, assets or subsidiaries of its own. The Senior Notes are guaranteed by Starz Entertainment. The net proceeds from the issuance of the Senior Notes and cash on hand were used to repay and terminate the $500.0 million term loan facility under the Senior Secured Credit Facilities. On February 14, 2013, Starz, LLC completed an exchange offer, exchanging the majority of the unregistered Senior Notes for new registered Senior Notes. The new registered Senior Notes are substantially identical to the original Senior Notes, except the new registered Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), and the transfer restrictions and registration rights, and related special interest provisions applicable to the original Senior Notes will not apply to the new registered Senior Notes.

On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of an additional $175.0 million aggregate principal amount of 5.0% senior notes due 2019 (the “New Notes”), which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from the issuance of the New Notes were used to repay indebtedness under the revolving portion of the Senior Secured Credit Facilities. The New Notes were issued at a price of 102.0% plus accrued interest from September 13, 2012. On May 24, 2013, Starz, LLC completed an exchange offer, exchanging the unregistered New Notes for new registered New Notes. The new registered New Notes are substantially identical to the original New Notes, except the new registered New Notes are registered under the Securities Act and the transfer restrictions and registration rights, and related special interest provisions applicable to the original New Notes will not apply to the new registered New Notes.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

The Senior Notes and New Notes rank equally in right of payment to all existing and future senior obligations and existing and future subordinated obligations. The Senior Notes and New Notes are effectively subordinated to any existing and future secured obligations and to all the liabilities of the subsidiaries that do not guarantee the Senior Notes or New Notes.

The Senior Notes and New Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of June 30, 2013, Starz, LLC was in compliance with all covenants under the Senior Notes and New Notes.

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

At June 30, 2013, the fair value of the Senior Notes and New Notes was $671.6 million and was based upon quoted prices in active markets. Starz, LLC believes the fair value of the Senior Secured Credit Facilities approximates its carrying value as of June 30, 2013 due to its variable rate nature and Starz, LLC’s stable credit spread.

Amounts totaling $0.8 million, $0.1 million, $2.0 million and $0.5 million of interest expense have been capitalized as investment in films and television programs during the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, respectively.

Note 3 – Stock Options and Long Term Incentive Plan

Stock Options and Restricted Stock

Prior to the LMC Spin-Off, Old LMC granted, and Starz has since granted to certain of its directors and employees, stock options to purchase Series A common stock (formerly the Series A Liberty Capital common stock) and restricted shares of Series A common stock pursuant to Old LMC incentive plans, which are now the Starz incentive plans. As of June 30, 2013, the total unrecognized compensation cost related to the unvested stock options and restricted stock was approximately $80.6 million. Such amount will be recognized in Starz, LLC’s condensed consolidated statements of operations over a weighted average period of approximately 2.97 years.

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

The exercise prices and number of shares subject to the Liberty Media Award and the Starz Award were determined based on i) the exercise prices and number of shares subject to a Liberty Capital Award, ii) the pre-distribution trading price of Series A common stock and iii) the post-distribution trading prices of Liberty Media common stock and Series A common stock. For employees of Starz, LLC, the pre-distribution intrinsic value of the vested Liberty Capital Award was allocated between a vested Liberty Media Award and a vested Starz Award, while the pre-distribution intrinsic value of the unvested Liberty Capital Award was maintained solely within an unvested Starz Award.

Following the LMC Spin-Off, employees of Starz, LLC hold awards in both Series A common stock and Liberty Media common stock.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Awards granted during the six months ended June 30, 2013 are summarized as follows:

	Granted	Weighted Average Grant-Date Fair Value
2013 Awards:
Stock options	6,030,106	$7.61
Restricted stock	308,409	$18.93

Of the total 2013 stock option awards, options to purchase 2,666,983 shares vest quarterly over a 4 year period and have a term of 7 years and options to purchase 3,363,123 shares vest 50% on each of December 31, 2015 and 2016 and have a term of 10 years. Starz, LLC calculates the grant-date fair value for the stock options using the Black-Scholes Model. The expected term used in the Black-Scholes calculation was a range of 4.70 to 6.92 years. The expected volatility was 41.35%. The expected volatility used in the calculation for the awards is based on the historical volatility of Series A common stock and the implied volatility of Old LMC’s publicly traded options. Starz, LLC used a zero dividend rate as Old LMC/Starz has not historically declared dividends and a range of risk-free rates of 0.7% to 1.2%, which was derived from U.S. Treasury Bonds with a term similar to that of the subject options. The grant-date fair value of the 308,409 restricted shares granted in 2013 was based on the market value of Series A common stock at the grant date of $18.93 per share. Of the 308,409 restricted shares granted, 51,840 will vest on March 4, 2014 and 256,569 will vest annually over four years beginning March 4, 2014.

The following table presents the number of options and weighted average exercise price (“WAEP”) for the activity during the six months ended June 30, 2013:

	Options	WAEP
Outstanding at December 31, 2012	1,615,711	$93.14
LMC Spin-Off adjustment to existing stock options	7,589,815	*
Granted	6,030,106	$18.93
Exercised	(303,350)	$10.86
Forfeited	(268,612)	$11.11
Expired/cancelled	—	$—
Outstanding at June 30, 2013	14,663,670	$14.65

Exercisable at June 30, 2013	1,630,134	$12.00

* The adjustment to the existing stock options from the LMC Spin-Off increased the number of existing stock options and reduced the WAEP. After giving effect to the LMC Spin-Off, the WAEP for the existing stock options was $11.62.

At June 30, 2013, the weighted-average remaining contractual terms of the outstanding options is 6.8 years and the exercisable options is 5.5 years.

Long Term Incentive Plan

Starz, LLC granted incentive units to certain officers and key employees (“Plan Participants”) under the 2006 long term incentive plan (“2006 LTIP”). Such grants vested over a period of four years and were fully vested as of June 30, 2011. All amounts due under the 2006 LTIP have been paid as of June 30, 2013. During the six months ended June 30, 2013 and 2012, Starz, LLC made payments of $3.2 million and $27.7 million, respectively, to Plan Participants under the 2006 LTIP.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Note 4 – Related Party Transactions

Due to Affiliate

Prior to the LMC Spin-Off, Starz, LLC participated in Old LMC’s employee benefit plans (medical, dental, life insurance, etc.) and now participates in Starz’s plans following the LMC Spin-Off. Charges from Old LMC related to these benefits and other miscellaneous charges are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and aggregated none, $3.0 million, none and $6.0 million for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, respectively. Such amounts were invoiced by Old LMC on a monthly basis and were due upon receipt of the invoice by Starz, LLC. Amounts due to affiliate for such charges totaled none and $1.0 million as of June 30, 2013 and December 31, 2012, respectively.

Due to affiliate at December 31, 2012 also includes $38.5 million for amounts owed to Old LMC for income tax obligations.

Related Party

On January 28, 2011, Starz, LLC sold a 25% interest in Starz Media to TWC. In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with TWC for the distribution, by the Home Video and Digital Media businesses, of certain of TWC’s theatrical releases. Starz, LLC recognized expense of $88.7 million, $20.1 million, $105.7 million and $36.4 million, which is included in production and acquisition costs in the accompanying condensed consolidated statements of operations, for TWC’s share of the net proceeds under the license agreement for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, respectively. Amounts due to TWC totaled $120.5 million and $23.9 million, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, at June 30, 2013 and December 31, 2012, respectively. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to TWC under this agreement up to $50.0 million.

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

Income tax expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current:
Federal	$39,597	$38,715	$57,032	$66,298
State and local	3,168	(4,604)	2,518	(2,226)
Foreign	638	259	929	929
	43,403	34,370	60,479	65,001
Deferred:
Federal	(6,177)	(25,909)	8,134	(13,553)
State and local	996	17,655	4,553	14,860
	(5,181)	(8,254)	12,687	1,307
Income tax expense	$38,222	$26,116	$73,166	$66,308

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Computed expected tax expense	$36,490	$33,245	$69,091	$75,030
State and local income taxes, net of federal income taxes	2,662	4,300	4,475	6,739
Foreign taxes, net of foreign tax credit	397	(61)	900	80
Change in valuation allowance affecting tax expense	(437)	79,665	(1,130)	75,453
Taxable liquidation of subsidiary	—	(99,879)	—	(99,879)
Change in subsidiary tax status	—	8,809	791	8,809
Other, net	(890)	37	(961)	76
Income tax expense	$38,222	$26,116	$73,166	$66,308

Effective April 1, 2012, Starz Media filed an election to convert itself from a limited liability company (“LLC”) treated as a corporation to a partnership for U.S. federal and state income tax purposes. As a result of the conversion, the Company recognized a capital loss on the deemed liquidation of Starz Media. Based on the relevant accounting literature, the Company had not previously recorded a benefit for the tax basis in the stock of Starz Media. The capital loss of $99.9 million (as tax effected) was carried forward and was recorded as a long term deferred tax asset. The Company did not believe that it was more likely than not that it would be able to generate any capital gains to utilize any of this capital loss carryforward as a stand-alone taxpayer and as such, recorded a full valuation allowance against this capital loss.

In addition, under current U.S. federal and state tax law, LLCs treated as partnerships are not subject to income tax at the entity level. As such, the election to convert Starz Media to be treated as a partnership for income tax purposes resulted in the reversal of deferred tax assets related to Starz Media's deductible temporary differences of $15.9 million and the reversal of a valuation allowance offsetting these deferred tax assets of $15.9 million. Also, a deferred tax asset of $7.1 million was recorded for the difference between the book basis and the tax basis of the Company's investment in Starz Media as of April 1, 2012.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 2013 and December 31, 2012 are presented below (in thousands):

	June 30, 2013	December 31, 2012
Deferred tax assets:
Tax loss and credit carryforwards	$9,402	$155,861
Accrued stock compensation	8,882	5,575
Investments	28,411	25,516
Investment in films and television programs	—	1,163
Other future deductible amounts	3,146	219
Deferred tax assets	49,841	188,334
Valuation allowance	(498)	(155,861)
Deferred tax assets, net	49,343	32,473

Deferred tax liabilities:
Property and equipment	(17,494)	(18,807)
Investment in films and television programs	(18,799)	—
Other future taxable amounts	—	(454)
Deferred tax liabilities	(36,293)	(19,261)

Net deferred tax assets	$13,050	$13,212

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

Note 6 - Commitments and Contingencies

Programming Rights

On February 11, 2013, Starz announced a new, multi-year output licensing agreement for qualifying films that are released theatrically in the U.S. by Sony Pictures Entertainment Inc.’s (“Sony”) Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels that extends its relationship with Sony through 2021, subject to certain limitations. The previous agreement had covered motion pictures released theatrically through 2016. In addition, Starz, LLC has an exclusive long-term licensing agreement for theatrically released films from the Walt Disney Company (“Disney”) through 2015. The agreement provides Starz, LLC with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks are not licensed to Starz, LLC under the agreement. The programming fees to be paid to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz, LLC has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance for film rights related to films that were available at June 30, 2013 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2013, such liabilities aggregated approximately $89.9 million and are payable as follows: $82.0 million in 2013 and $7.9 million in 2014.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Under the agreements with Sony and Disney, Starz, LLC is obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz, LLC until some future date. The estimated amounts payable under Starz, LLC’s programming license agreements, including the Sony and Disney agreements, which have not been accrued as of June 30, 2013, are as follows: $93.8 million in 2013; $307.6 million in 2014; $98.6 million in 2015; $87.6 million in 2016; $87.1 million in 2017 and $283.5 million thereafter.

Starz, LLC is also obligated to pay fees for films that have not yet been released in theaters by Sony and Disney. Starz, LLC is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $152.9 million, $168.7 million, $288.4 million and $319.1 million for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

Guarantee

Starz Media Canada Co. (“Canada Co.”) entered into an agreement with the Ontario government whereby Canada Co. is eligible to receive funds under the Canadian Next Generation of Jobs Fund Grant (“NGOJF”) through the termination date of March 31, 2014. The maximum amount of the grant available and the guarantee in U.S. dollars is $21.8 million. Starz Entertainment entered into a guarantee for any amounts owed to the Ontario government under the grant if Canada Co. does not meet its obligations. The Ontario government can demand payment from Starz Entertainment if Canada Co. does not perform any of its obligations. The maximum potential amount payable under the guarantee is $13.7 million at June 30, 2013 and Starz, LLC has accrued $11.0 million related to this guarantee in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2013. Starz, LLC sold its controlling interest in Canada Co. on March 3, 2011. The terms of the guarantee have not changed.

Legal Proceedings

On March 9, 2011, Starz Entertainment notified DISH Network L.L.C. (“DISH”) that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 3, 2011, Starz Entertainment filed a lawsuit against DISH in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment in connection with such free preview and seeking damages for breach of contract. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. On April 29, 2013, Starz Entertainment and DISH entered into a confidential settlement agreement with respect to the first lawsuit. In addition, on June 19, 2013, Starz Entertainment and FX Networks entered into a confidential settlement agreement with respect to FX Networks’ claim against Starz Entertainment in the third lawsuit. The Disney Enterprises, Inc. and FX Networks’ lawsuits against DISH have not yet gone to trial. Any potential indemnification obligations of Starz, LLC relating to these remaining matters is uncertain at this time.

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Note 7 – Other Information

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Royalties, residuals and participations	$66,822	$72,139
Participations payable to TWC	120,458	23,861
Program rights payable	86,710	57,125
Advertising and marketing	47,177	38,779
Payroll and related costs	17,799	23,657
Accrued compensation related to long term incentive plan	—	3,195
Other	52,173	37,306
	$391,139	$256,062

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2013	2012

Cash paid for interest, net of amounts capitalized	$21,291	$8,329
Cash paid for income taxes	$90,940	$86,816
Distribution of corporate office building to Old LMC	$45,668	$—
Capital lease related to Commercial Lease with LPH	$44,800	$—
Tax attributes related to LMC Spin-Off	$11,565	$—

Note 8 – Information about Operating Segments

Starz, LLC is primarily engaged in video programming and development, production, acquisition and distribution of entertainment content. Starz, LLC evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as Adjusted OIBDA. Adjusted OIBDA is defined as: revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses and selling, general and administrative expenses. Starz, LLC’s chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate the operating segments’ performance and make decisions about allocating resources among the operating segments. Starz, LLC believes Adjusted OIBDA is an important indicator of the operational strength and performance of its operating segments, including each operating segment’s ability to assist Starz, LLC in servicing its debt and to fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Starz, LLC generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Starz, LLC’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different technologies, content delivery methods and marketing strategies. Starz, LLC identifies its reportable segments as those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets. Starz Networks and Starz Distribution have been identified as reportable segments; however, as Starz, LLC has three operating segments, Starz Animation is also reported.

Performance Measures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Starz Networks	$339,950	$318,902	$655,786	$643,102
Starz Distribution	171,874	76,247	248,116	148,631
Starz Animation	6,647	10,101	14,116	21,437
Inter-segment eliminations	(1,050)	(2,688)	(1,280)	(5,644)
Total Revenue	$517,421	$402,562	$916,738	$807,526

Adjusted OIBDA:
Starz Networks	$116,456	$98,881	$230,838	$214,757
Starz Distribution	14,534	9,379	17,123	18,516
Starz Animation	(778)	(190)	(1,339)	(153)
Inter-segment eliminations	(705)	406	(585)	2,196
Total Adjusted OIBDA	$129,507	$108,476	$246,037	$235,316

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Other Information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash paid for investment in films and television programs:
Starz Networks	$23,079	$30,890	$56,689	$58,585
Starz Distribution	26,257	35,594	50,657	70,537
Starz Animation	—	—	—	—
Inter-segment eliminations	—	—	—	—
Total cash paid for investment in films and television programs	$49,336	$66,484	$107,346	$129,122

	June 30, 2013	December 31, 2012
Total assets:
Starz Networks	$1,303,006	$2,066,961
Starz Distribution	206,680	118,134
Starz Animation	2,170	3,225
Other unallocated assets (primarily cash, deferred taxes and other assets, including the Commercial Lease with LPH)	75,955	33,850
Inter-segment eliminations	(32,667)	(46,120)
Total assets	$1,555,144	$2,176,050

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Adjusted OIBDA	$129,507	$108,476	$246,037	$235,316
Stock compensation	(9,058)	(3,653)	(16,312)	(6,235)
Depreciation and amortization	(4,353)	(4,552)	(8,769)	(8,807)
Interest expense, net of amounts capitalized	(11,331)	(4,449)	(21,559)	(9,330)
Other income (expense), net	(508)	(98)	(1,993)	4,167
Income before income taxes	$104,257	$95,724	$197,404	$215,111

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
June 30, 2013

The following tables set forth the consolidating financial information of Starz, LLC, which includes the financial information of Starz Entertainment, the guarantor:

Consolidating Balance Sheet Information – As of June 30, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$25,190	$387	$5,277	$—	$30,854
Restricted cash	—	—	63,817	—	63,817
Trade accounts receivable, net	207,329	—	35,432	(700)	242,061
Program rights, net	379,146	—	—	(1,456)	377,690
Deferred income taxes	475	4,606	—	—	5,081
Notes receivable from affiliates	10,529	—	—	(10,529)	—
Other current assets	19,778	4,001	13,585	—	37,364
Total current assets	642,447	8,994	118,111	(12,685)	756,867
Program rights	390,476	—	—	(5,682)	384,794
Investment in films and television programs, net	71,982	—	69,486	—	141,468
Property and equipment, net	46,672	44,093	415	—	91,180
Deferred income taxes	—	7,969	—	—	7,969
Goodwill	131,760	—	—	—	131,760
Other assets, net	19,669	14,300	21,437	(14,300)	41,106
Investment in consolidated subsidiaries	—	1,303,556	—	(1,303,556)	—
Total assets	$1,303,006	$1,378,912	$209,449	$(1,336,223)	$1,555,144

Liabilities and Member’s Interest (Deficit) and Noncontrolling Interests
Current liabilities:
Current portion of debt	$4,264	$528	$—	$—	$4,792
Trade accounts payable	3,596	—	1,951	—	5,547
Accrued liabilities	173,626	22,930	216,857	(22,274)	391,139
Notes payable due to affiliate	—	—	10,529	(10,529)	—
Due to (from) affiliates	(285,497)	286,060	(563)	—	—
Deferred revenue	562	—	11,142	—	11,704
Total current liabilities	(103,449)	309,518	239,916	(32,803)	413,182
Debt	963,784	979,312	—	(935,278)	1,007,818
Deferred income taxes	27,826	(34,891)	—	7,065	—
Other liabilities	5,784	—	8,778	(5,391)	9,171
Total liabilities	893,945	1,253,939	248,694	(966,407)	1,430,171

Member’s interest (deficit)	409,061	132,238	(39,124)	(369,937)	132,238
Noncontrolling interests in subsidiaries	—	(7,265)	(121)	121	(7,265)
Total member’s interest (deficit) and noncontrolling interests	409,061	124,973	(39,245)	(369,816)	124,973
Total liabilities and member’s interest (deficit) and noncontrolling interests	$1,303,006	$1,378,912	$209,449	$(1,336,223)	$1,555,144

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Operations Information – For the Three Months Ended June 30, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$350,672	$—	$43,543	$(3,134)	$391,081
Home video net sales	6,240	—	121,347	(1,247)	126,340
Total revenue	356,912	—	164,890	(4,381)	517,421

Costs and expenses:
Programming costs (including amortization)	165,698	—	—	(345)	165,353
Production and acquisition costs (including amortization)	5,459	—	107,808	—	113,267
Home video cost of sales	3,159	—	13,183	(1,247)	15,095
Operating expenses	6,396	—	8,125	(2,084)	12,437
Selling, general and administrative	53,675	1,680	26,407	—	81,762
Stock compensation	8,310	245	503	—	9,058
Depreciation and amortization	3,203	374	776	—	4,353
Total costs and expenses	245,900	2,299	156,802	(3,676)	401,325

Operating income (loss)	111,012	(2,299)	8,088	(705)	116,096

Other income (expense):
Interest expense, net of amounts capitalized	(10,589)	(11,472)	(29)	10,759	(11,331)
Interest income (expense), related party	279	—	(279)	—	—
Other income (expense), net	(499)	2	(975)	964	(508)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	100,203	(13,769)	6,805	11,018	104,257

Income tax benefit (expense)	(37,406)	3,428	(167)	(4,077)	(38,222)
Share of earnings of consolidated subsidiaries, net of taxes	—	76,376	—	(76,376)	—

Net income	62,797	66,035	6,638	(69,435)	66,035

Net income attributable to noncontrolling interests	—	(2,148)	—	—	(2,148)

Net income attributable to member	$62,797	$63,887	$6,638	$(69,435)	$63,887

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Comprehensive Income Information – For the Three Months Ended June 30, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$62,797	$66,035	$6,638	$(69,435)	$66,035

Other comprehensive loss, net of taxes
Foreign currency translation adjustments	—	(207)	(101)	101	(207)

Comprehensive income	62,797	65,828	6,537	(69,334)	65,828

Comprehensive income attributable to noncontrolling interests	—	(2,051)	—	—	(2,051)

Comprehensive income attributable to member	$62,797	$63,777	$6,537	$(69,334)	$63,777

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Operations Information – For the Three Months Ended June 30, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$329,884	$—	$35,806	$(4,063)	$361,627
Home video net sales	4,653	—	37,213	(931)	40,935
Total revenue	334,537	—	73,019	(4,994)	402,562

Costs and expenses:
Programming costs (including amortization)	180,496	—	—	(1,192)	179,304
Production and acquisition costs (including amortization)	4,608	—	34,764	—	39,372
Home video cost of sales	2,263	—	9,336	(931)	10,668
Operating expenses	4,976	—	11,255	(3,278)	12,953
Selling, general and administrative	37,258	2	14,529	—	51,789
Stock compensation	3,315	—	338	—	3,653
Depreciation and amortization	3,193	—	1,359	—	4,552
Total costs and expenses	236,109	2	71,581	(5,401)	302,291

Operating income (loss)	98,428	(2)	1,438	407	100,271

Other income (expense):
Interest expense, net of amounts capitalized	(4,412)	(3,932)	(37)	3,932	(4,449)
Interest income (expense), related party	1,331	—	(1,331)	—	—
Other income, net	(598)	859	(393)	34	(98)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	94,749	(3,075)	(323)	4,373	95,724

Income tax benefit (expense)	(34,516)	7,363	2,655	(1,618)	(26,116)
Share of earnings of consolidated subsidiaries, net of taxes	—	65,320	—	(65,320)	—

Net income	60,233	69,608	2,332	(62,565)	69,608

Net loss (income) attributable to noncontrolling interests	—	(883)	71	(71)	(883)

Net income attributable to member	$60,233	$68,725	$2,403	$(62,636)	$68,725

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Comprehensive Income Information – For the Three Months Ended June 30, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$60,233	$69,608	$2,332	$(62,565)	$69,608

Other comprehensive loss, net of taxes
Foreign currency translation adjustments	—	(201)	(201)	201	(201)

Comprehensive income	60,233	69,407	2,131	(62,364)	69,407

Comprehensive loss (income) attributable to noncontrolling interests	—	(807)	71	(71)	(807)

Comprehensive income attributable to member	$60,233	$68,600	$2,202	$(62,435)	$68,600

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Operations Information – For the Six Months Ended June 30, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$674,736	$—	$70,829	$(4,996)	$740,569
Home video net sales	12,132	—	166,455	(2,418)	176,169
Total revenue	686,868	—	237,284	(7,414)	916,738

Costs and expenses:
Programming costs (including amortization)	312,019	—	—	(695)	311,324
Production and acquisition costs (including amortization)	11,829	—	141,228	—	153,057
Home video cost of sales	6,947	—	25,687	(2,418)	30,216
Operating expenses	12,216	—	16,622	(3,716)	25,122
Selling, general and administrative	106,493	2,952	41,537	—	150,982
Stock compensation	14,562	854	896	—	16,312
Depreciation and amortization	6,513	707	1,549	—	8,769
Total costs and expenses	470,579	4,513	227,519	(6,829)	695,782

Operating income (loss)	216,289	(4,513)	9,765	(585)	220,956

Other income (expense):
Interest expense, net of amounts capitalized	(20,153)	(22,364)	(55)	21,013	(21,559)
Interest income (expense), related party	815	—	(815)	—	—
Other income (expense), net	(2,188)	22	(2,265)	2,438	(1,993)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	194,763	(26,855)	6,630	22,866	197,404

Income tax benefit (expense)	(71,848)	7,832	(689)	(8,461)	(73,166)
Share of earnings of consolidated subsidiaries, net of taxes	—	143,261	—	(143,261)	—

Net income	122,915	124,238	5,941	(128,856)	124,238

Net income attributable to noncontrolling interests	—	(2,486)	—	—	(2,486)

Net income attributable to member	$122,915	$121,752	$5,941	$(128,856)	$121,752

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Comprehensive Income Information – For the Six Months Ended June 30, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$122,915	$124,238	$5,941	$(128,856)	$124,238

Other comprehensive loss, net of taxes -
Foreign currency translation adjustments	—	(135)	(140)	140	(135)

Comprehensive income	122,915	124,103	5,801	(128,716)	124,103

Comprehensive income attributable to noncontrolling interests	—	(2,346)	—	—	(2,346)

Comprehensive income attributable to member	$122,915	$121,757	$5,801	$(128,716)	$121,757

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Operations Information – For the Six Months Ended June 30, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$662,953	$—	$74,451	$(8,526)	$728,878
Home video net sales	8,078	—	72,186	(1,616)	78,648
Total revenue	671,031	—	146,637	(10,142)	807,526

Costs and expenses:
Programming costs (including amortization)	344,165	—	—	(3,912)	340,253
Production and acquisition costs (including amortization)	10,890	—	64,413	145	75,448
Home video cost of sales	4,108	—	18,736	(1,616)	21,228
Operating expenses	10,297	—	23,034	(6,956)	26,375
Selling, general and administrative	79,020	20	29,866	—	108,906
Stock compensation	5,694	—	541	—	6,235
Depreciation and amortization	6,338	—	2,469	—	8,807
Total costs and expenses	460,512	20	139,059	(12,339)	587,252

Operating income (loss)	210,519	(20)	7,578	2,197	220,274

Other income (expense):
Interest expense, net of amounts capitalized	(9,258)	(8,516)	(72)	8,516	(9,330)
Interest income (expense), related party	2,479	—	(2,479)	—	—
Other income (expense), net	3,196	922	(341)	390	4,167
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	206,936	(7,614)	4,686	11,103	215,111

Income tax benefit (expense)	(75,530)	10,156	3,174	(4,108)	(66,308)
Share of earnings of consolidated subsidiaries, net of taxes	—	146,261	—	(146,261)	—

Net income	131,406	148,803	7,860	(139,266)	148,803

Net loss (income) attributable to noncontrolling interests	—	(2,296)	108	(108)	(2,296)

Net income attributable to member	$131,406	$146,507	$7,968	$(139,374)	$146,507

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Comprehensive Income Information – For the Six Months Ended June 30, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$131,406	$148,803	$7,860	$(139,266)	$148,803

Other comprehensive loss, net of taxes -
Foreign currency translation adjustments	—	(10)	(10)	10	(10)

Comprehensive income	131,406	148,793	7,850	(139,256)	148,793

Comprehensive loss (income) attributable to noncontrolling interests	—	(2,310)	108	(108)	(2,310)

Comprehensive income attributable to member	$131,406	$146,483	$7,958	$(139,364)	$146,483

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Cash Flows’ Information – For the Six Months Ended June 30, 2013
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income	$122,915	$124,238	$5,941	$(128,856)	$124,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,513	707	1,549	—	8,769
Amortization of program rights	289,072	—	—	(695)	288,377
Program rights payments	(228,144)	—	—	630	(227,514)
Amortization of investment in films and television programs	13,105	—	115,145	—	128,250
Investment in films and television programs	(56,689)	—	(50,657)	—	(107,346)
Stock compensation	14,562	854	896	—	16,312
Payments of long term incentive plan	(3,195)	—	—	—	(3,195)
Share of earnings of consolidated subsidiaries	—	(143,261)	—	143,261	—
Deferred income taxes	14,455	(1,551)	—	(217)	12,687
Other non-cash items	1,748	1,217	4,756	(1,217)	6,504
Changes in assets and liabilities:
Current and other assets	8,096	(4,001)	(64,689)	650	(59,944)
Due to / from affiliates	(57,537)	22,262	(4,244)	—	(39,519)
Payables and other liabilities	4,010	4,125	(1,124)	(13,556)	(6,545)
Net cash provided by operating activities	128,911	4,590	7,573	—	141,074
Investing activities – purchases of property and equipment	(3,076)	—	(49)	—	(3,125)
Financing activities:
Borrowings of debt	—	988,500	—	—	988,500
Payments of debt	(2,035)	(558,238)	—	—	(560,273)
Debt issuance costs	—	(2,344)	—	—	(2,344)
Distributions to Liberty Media	—	(1,200,000)	—	—	(1,200,000)
Distributions to parent for repurchase of common stock	—	(81,807)	—	—	(81,807)
Distributions to parent	(600,000)	600,000	—	—	—
Borrowings under notes payable to affiliate	(10,385)	—	10,385	—	—
Repayments under notes payable to affiliate	25,715	—	(25,715)	—	—
Net advances to / from affiliate	(248,807)	248,807	—	—	—
Minimum withholding of taxes related to stock compensation	(1,482)	—	(99)	—	(1,581)
Excess tax benefit from stock compensation	842	—	—	—	842
Net cash used in financing activities	(836,152)	(5,082)	(15,429)	—	(856,663)
Effect of exchange rate changes on cash and cash equivalents	—	—	(206)	—	(206)
Net decrease in cash and cash equivalents	(710,317)	(492)	(8,111)	—	(718,920)
Cash and cash equivalents:
Beginning of period	735,507	879	13,388	—	749,774
End of period	$25,190	$387	$5,277	$—	$30,854
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(1,883)	$22,096	$1,078	$—	$21,291
Cash paid for income taxes	$91,898	$(568)	$(390)	$—	$90,940
Distribution of corporate headquarters to Liberty Media	$45,668	$—	$—	$—	$45,668
Capital lease related to Commercial Lease with LPH	$—	$44,800	$—	$—	$44,800
Tax attributes related to LMC Spin-Off	$—	$11,565	$—	$—	$11,565

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Consolidating Statement of Cash Flows’ Information – For the Six Months Ended June 30, 2012
(in thousands)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income	$131,406	$148,803	$7,860	$(139,266)	$148,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,338	—	2,469	—	8,807
Amortization of program rights	322,995	—	—	(3,912)	319,083
Program rights payments	(281,746)	—	—	1,145	(280,601)
Amortization of investment in films and television programs	9,701	—	54,927	—	64,628
Investment in films and television programs	(58,585)	—	(70,537)	—	(129,122)
Stock compensation	5,694	—	541	—	6,235
Payments of long term incentive plan	(27,707)	—	—	—	(27,707)
Share of earnings of consolidated subsidiaries	—	(146,261)	—	146,261	—
Deferred income taxes	3,287	(2,976)	—	996	1,307
Other non-cash items	6,262	1,014	(12,079)	(8,547)	(13,350)
Changes in assets and liabilities:
Current and other assets	(6,423)	—	12,993	79	6,649
Due to / from affiliates	(21,116)	1,940	669	3,276	(15,231)
Payables and other liabilities	(6,124)	(71)	(21,541)	(32)	(27,768)
Net cash provided by (used in) operating activities	83,982	2,449	(24,698)	—	61,733
Investing activities – purchases of property and equipment	(2,204)	—	(51)	—	(2,255)
Financing activities:
Payments of debt	(2,036)	—	—	—	(2,036)
Debt issuance costs	—	(381)	—	—	(381)
Borrowings under notes payable to affiliate	(32,494)	—	32,494	—	—
Repayments under notes payable to affiliate	8,092	—	(8,092)	—	—
Net advances to / from affiliate	253	—	(253)	—	—
Settlement of derivative instruments	3	—	—	—	3
Net cash provided by (used in) financing activities	(26,182)	(381)	24,149	—	(2,414)
Effect of exchange rate changes on cash and cash equivalents	—	—	11	—	11
Net increase (decrease) in cash and cash equivalents	55,596	2,068	(589)	—	57,075
Cash and cash equivalents:
Beginning of period	965,400	125,261	9,226	—	1,099,887
End of period	$1,020,996	$127,329	$8,637	$—	$1,156,962
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$742	$7,489	$98	$—	$8,329
Cash paid for income taxes	$83,429	$—	$3,387	$—	$86,816

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

•
consumer demand for our products and services, including changes in demand resulting from the participation in and effectiveness of cooperative marketing campaigns with our distributors, and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	the continued investment in, the cost of and our ability to acquire or produce desirable original programming;

•	the cost of and our ability to acquire desirable theatrical movie content;

•	disruption in the production of theatrical films or television programs due to strikes by unions representing writers, directors or actors;

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on-demand, and IP television and their impact on media content consumption;

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development and deployment of new business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	our future financial performance, including availability, terms and deployment of capital;

•	the ability of our suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation, including matters described in the notes to our condensed consolidated financial statements;

•	availability of qualified personnel;

•	the regulatory and competitive environment of the industry in which we operate;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and/or adverse outcomes from regulatory proceedings;

•	changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations;

•	general economic and business conditions and industry trends, including the current economic downturn;

•	consumer spending levels;

•	rapid technological changes;

•	fluctuation in foreign currency exchange rates; and

•	threatened terrorist attacks or political unrest in international markets.
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

OVERVIEW
We are a wholly-owned subsidiary of Starz. Our business operations are conducted by our wholly-owned subsidiaries Starz Entertainment, LLC, Film Roman, LLC and certain other immaterial subsidiaries, and our majority-owned subsidiary Starz Media Group, LLC (“Starz Media”) (75%), which is owned 25% by The Weinstein Company LLC (“TWC”).
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

Our reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different technologies, content delivery methods and marketing strategies. We identify our reportable segments as those operating segments that represent 10% or more of our consolidated annual revenue, annual Adjusted OIBDA or total assets. Starz Networks and Starz Distribution have been identified as reportable segments; however, as we have three operating segments, Starz Animation is also reported separately.

ADJUSTED OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION (ADJUSTED OIBDA) - THREE MONTHS ENDED JUNE 30, 2013 AND 2012
We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as Adjusted OIBDA. We define Adjusted OIBDA as: revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses and selling, general and administrative expenses. Our chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate our operating segments’ performance and make decisions about allocating resources among our operating segments. We believe that Adjusted OIBDA is an important indicator of the operational strength and performance of our operating segments, including each operating segment’s ability to assist in servicing our debt and to fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

The tables below set forth, for the periods presented, certain historical financial information for our reportable segments (in thousands). We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Three Months Ended June 30,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue
Starz Networks	$339,950	$318,902	$21,048	6.6%
Starz Distribution	171,874	76,247	95,627	125.4%
Starz Animation	6,647	10,101	(3,454)	(34.2)%
Inter-segment eliminations	(1,050)	(2,688)	1,638	60.9%
Total Revenue	$517,421	$402,562	$114,859	28.5%
Adjusted OIBDA
Starz Networks	$116,456	$98,881	$17,575	17.8%
Starz Distribution	14,534	9,379	5,155	55.0%
Starz Animation	(778)	(190)	(588)	(309.5)%
Inter-segment eliminations	(705)	406	(1,111)	(273.6)%
Total Adjusted OIBDA	$129,507	$108,476	$21,031	19.4%
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in thousands):

	Three Months Ended June 30,
	2013	2012
Adjusted OIBDA	$129,507	$108,476
Stock compensation	(9,058)	(3,653)
Depreciation and amortization	(4,353)	(4,552)
Interest expense, net of amounts capitalized	(11,331)	(4,449)
Other expense, net	(508)	(98)
Income before income taxes	$104,257	$95,724

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Operating results are as follows (in thousands, except as otherwise indicated):

	Three Months Ended June 30,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue:
Programming networks and other services	$391,081	$361,627	$29,454	8.1%
Home video net sales	126,340	40,935	85,405	208.6%
Total revenue	517,421	402,562	114,859	28.5%
Costs and expenses:
Programming costs (including amortization)	165,353	179,304	(13,951)	(7.8)%
Production and acquisition costs (including amortization)	113,267	39,372	73,895	187.7%
Home video cost of sales	15,095	10,668	4,427	41.5%
Operating expenses	12,437	12,953	(516)	(4.0)%
Selling, general and administrative	81,762	51,789	29,973	57.9%
Stock compensation	9,058	3,653	5,405	148.0%
Depreciation and amortization	4,353	4,552	(199)	(4.4)%
Total costs and expenses	401,325	302,291	99,034	32.8%
Operating income	116,096	100,271	15,825	15.8%
Other expense:
Interest expense, net of amounts capitalized	(11,331)	(4,449)	(6,882)	154.7%
Other expense, net	(508)	(98)	(410)	418.4%
Income before income taxes	104,257	95,724	8,533	8.9%
Income tax expense	(38,222)	(26,116)	(12,106)	46.4%
Net income	$66,035	$69,608	$(3,573)	(5.1)%

	As of June 30,
Operating Data (in millions):	2013	2012
Starz subscriptions:
Fixed-rate subscriptions	12.3	12.4
Consignment subscriptions	9.5	8.3
Total Starz subscriptions	21.8	20.7
Encore subscriptions:
Fixed-rate subscriptions	21.9	22.5
Consignment subscriptions	13.2	11.7
Total Encore subscriptions	35.1	34.2
Total subscriptions:
Fixed-rate subscriptions	34.2	34.9
Consignment subscriptions	22.7	20.0
Total subscriptions	56.9	54.9

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2013 TO THREE MONTHS ENDED JUNE 30, 2012
Revenue
Our revenue increased $114.9 million or 28.5% for the three months ended June 30, 2013 as compared to the corresponding prior year period. Revenue increased primarily as a result of increases in revenue for Starz Networks, Starz Distribution and a decrease in our inter-segment eliminations, which were partially offset by a decrease in revenue for Starz Animation. Starz Networks’ revenue represented 65.7% and 79.2% of our total revenue for the three months ended June 30, 2013 and 2012, respectively.
Revenue from Starz Networks increased $21.0 million or 6.6% for the three months ended June 30, 2013 as compared to the corresponding prior year period. During the three months ended June 30, 2013, certain contractual terms under affiliation agreements with two distributors resulted in the recognition of $18.6 million of previously deferred revenue.  Notwithstanding this one-time adjustment, revenue increased $2.4 million as a result of a $3.6 million increase due to higher effective rates and a $1.2 million decrease due to lower subscriptions under our consignment agreements. The increase in our effective rates during the 2013 period was partially offset by the renewal of affiliation agreements with two distributors in the fourth quarter of 2012 on less favorable financial terms than the prior affiliation agreements (such agreements provide for annual contractual increases).
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Starz and Encore average subscriptions during the periods increased 6.1% and 3.5% since June 30, 2012, respectively. The impact on revenue due to subscription increases is affected by the relative percentage change under consignment agreements and fixed-rate agreements. In this regard, as of June 30, 2013, subscriptions under fixed-rate agreements were 34.2 million while subscriptions under consignment agreements were 22.7 million. As of June 30, 2012, subscriptions under fixed-rate agreements were 34.9 million while subscriptions under consignment agreements were 20.0 million. The increase in consignment subscriptions is due to subscriptions that moved from fixed to consignment on January 1, 2013.
Revenue from Starz Distribution increased $95.6 million or 125.4% for the three months ended June 30, 2013 as compared to the corresponding prior year period. This growth is primarily due to an increase in the number of films distributed for TWC, including the films Django Unchained and Silver Linings Playbook.
Revenue from Starz Animation decreased $3.5 million or 34.2% for the three months ended June 30, 2013 as compared to the corresponding prior year period primarily due to fewer projects in production.
Programming
Programming costs are our largest expense. Programming costs decreased $14.0 million or 7.8% for the three months ended June 30, 2013 as compared to the corresponding prior year period. Programming costs vary due to original productions, the number of films licensed and the cost per film paid under our output and library programming agreements. The decrease in programming costs is due to fewer first-run films and higher utilization of lower cost second window films licensed under our output agreements. This decrease was partially offset by increased exhibitions of our original programming due to two original series airing in the second quarter of 2013 compared to one original series airing in the second quarter of 2012. We expect programming costs related to original programming to increase in the future as we continue to invest in original content.
Production and Acquisition
Production and acquisition costs primarily include the amortization of our investments in films and television programs and participation costs. The license fee associated with original productions is included in programming costs. All remaining production and acquisition costs for original productions as well as our other films and television programs are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of and cost of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., TWC, producers or writers of our original programming, etc.) has an ownership interest.

Production and acquisition costs increased $73.9 million or 187.7% for the three months ended June 30, 2013 as compared to the corresponding prior year period. The increase is primarily due to higher Starz Distribution revenue associated with the films distributed for TWC (which resulted in higher participation costs).
Home Video Cost of Sales
Home video cost of sales increased $4.4 million or 41.5% for the three months ended June 30, 2013 as compared to the corresponding prior year period due to an increase in distribution costs (distribution fees, freight, etc.) resulting from the increase in home video sales from films distributed for TWC as described above. Home video cost of sales represented 11.9% and 26.1% of home video net sales for the three months ended June 30, 2013 and 2012, respectively. Such decrease in costs as a percentage of sales is due to our agreement with TWC under which TWC pays for the related DVD replication and packaging costs.
Selling, General and Administrative
Selling, general and administrative expenses increased $30.0 million or 57.9% for the three months ended June 30, 2013 as compared to the corresponding prior year period. The increase was primarily due to increased advertising and marketing costs for both Starz Networks and Starz Distribution in addition to increased litigation related legal costs and costs associated with becoming an independent public company. The increase in advertising and marketing costs for Starz Networks was due to increased spend related to our original programming line-up which included two original series premiering in the second quarter of 2013 as compared to one original series premiering in the second quarter of 2012 and increased cooperative marketing efforts with our distributors. The increase in advertising and marketing costs for Starz Distribution was related to increased spend on films distributed for TWC.
Adjusted OIBDA
Adjusted OIBDA increased $21.0 million or 19.4% for the three months ended June 30, 2013 as compared to the corresponding prior year period. Adjusted OIBDA for Starz Networks increased $17.6 million primarily a result of the one-time adjustment to Starz Networks’ revenue mentioned above, which was partially offset by higher advertising and marketing costs. Starz Distribution’s Adjusted OIBDA increased $5.2 million primarily as a result of higher sales of lower margin films distributed for TWC.
Stock Compensation
Stock compensation increased $5.4 million or 148.0% for the three months ended June 30, 2013 as compared to the corresponding prior year period as a result of an increase in the number of options granted, and at a higher grant-date fair value than options previously granted, and an increase in the number of restricted shares granted.
Interest Expense
Interest expense increased $6.9 million for the three months ended June 30, 2013 as compared to the corresponding prior year period due to $473.0 million of additional net borrowings in 2013 (including the capital lease with Liberty Property Holdings, Inc. (“LPH”) for our corporate headquarters) and a higher average interest rate. The increase in the average interest rate resulted from the repayment of our term loan in 2012 with proceeds from the issuance of our 5.0% senior notes due 2019 (the “Senior Notes”). The Senior Notes bear interest at a fixed rate of 5.0% which is higher than the variable rate under the term loan.
Income Taxes
We had income before income taxes of $104.3 million and $95.7 million and income tax expense of $38.2 million and $26.1 million for the three months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 36.7% and 27.3% for the three months ended June 30, 2013 and 2012, respectively.
Our effective tax rate differs from the U.S. federal income tax rate of 35% primarily as a result of state and local taxes and changes in our valuation allowance for deferred taxes. In addition, for the three months ended June 30, 2012, our effective rate differed from the U.S. federal income tax rate of 35% as a result of Starz Media’s election, effective April 1, 2012, to convert itself from a limited liability company (“LLC”) treated as a corporation to a LLC treated as a partnership for

U.S. federal and state income tax purposes. This election resulted in a $7.1 million deferred tax asset and corresponding tax benefit being recorded for the difference between the book basis and tax basis of our investment in Starz Media as of April 1, 2012.
ADJUSTED OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION (ADJUSTED OIBDA) - SIX MONTHS ENDED JUNE 30, 2013 AND 2012
The tables below set forth, for the periods presented, certain historical financial information for our reportable segments (in thousands). We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Six Months Ended June 30,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue
Starz Networks	$655,786	$643,102	$12,684	2.0%
Starz Distribution	248,116	148,631	99,485	66.9%
Starz Animation	14,116	21,437	(7,321)	(34.2)%
Inter-segment eliminations	(1,280)	(5,644)	4,364	77.3%
Total Revenue	$916,738	$807,526	$109,212	13.5%
Adjusted OIBDA
Starz Networks	$230,838	$214,757	$16,081	7.5%
Starz Distribution	17,123	18,516	(1,393)	(7.5)%
Starz Animation	(1,339)	(153)	(1,186)	(775.2)%
Inter-segment eliminations	(585)	2,196	(2,781)	(126.6)%
Total Adjusted OIBDA	$246,037	$235,316	$10,721	4.6%
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in thousands):

	Six Months Ended June 30,
	2013	2012
Adjusted OIBDA	$246,037	$235,316
Stock compensation	(16,312)	(6,235)
Depreciation and amortization	(8,769)	(8,807)
Interest expense, net of amounts capitalized	(21,559)	(9,330)
Other income (expense), net	(1,993)	4,167
Income before income taxes	$197,404	$215,111

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Operating results are as follows (in thousands, except as otherwise indicated):

	Six Months Ended June 30,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue:
Programming networks and other services	$740,569	$728,878	$11,691	1.6%
Home video net sales	176,169	78,648	97,521	124.0%
Total revenue	916,738	807,526	109,212	13.5%
Costs and expenses:
Programming costs (including amortization)	311,324	340,253	(28,929)	(8.5)%
Production and acquisition costs (including amortization)	153,057	75,448	77,609	102.9%
Home video cost of sales	30,216	21,228	8,988	42.3%
Operating expenses	25,122	26,375	(1,253)	(4.8)%
Selling, general and administrative	150,982	108,906	42,076	38.6%
Stock compensation	16,312	6,235	10,077	161.6%
Depreciation and amortization	8,769	8,807	(38)	(0.4)%
Total costs and expenses	695,782	587,252	108,530	18.5%
Operating income	220,956	220,274	682	0.3%
Other income (expense):
Interest expense, net of amounts capitalized	(21,559)	(9,330)	(12,229)	131.1%
Other income (expense), net	(1,993)	4,167	(6,160)	(147.8)%
Income before income taxes	197,404	215,111	(17,707)	(8.2)%
Income tax expense	(73,166)	(66,308)	(6,858)	10.3%
Net income	$124,238	$148,803	$(24,565)	(16.5)%

	As of June 30,
Operating Data (in millions):	2013	2012
Starz subscriptions:
Fixed-rate subscriptions	12.3	12.4
Consignment subscriptions	9.5	8.3
Total Starz subscriptions	21.8	20.7
Encore subscriptions:
Fixed-rate subscriptions	21.9	22.5
Consignment subscriptions	13.2	11.7
Total Encore subscriptions	35.1	34.2
Total subscriptions:
Fixed-rate subscriptions	34.2	34.9
Consignment subscriptions	22.7	20.0
Total subscriptions	56.9	54.9

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2013 TO SIX MONTHS ENDED JUNE 30, 2012
Revenue
Our revenue increased $109.2 million or 13.5% for the six months ended June 30, 2013 as compared to the corresponding prior year period. Revenue increased primarily as a result of increases in revenue for Starz Networks, Starz Distribution and a decrease in our inter-segment eliminations, which were partially offset by a decrease in revenue for Starz Animation. Starz Networks’ revenue represented 71.5% and 79.6% of our total revenue for the six months ended June 30, 2013 and 2012, respectively.
Revenue from Starz Networks increased $12.7 million or 2.0% for the six months ended June 30, 2013 as compared to the corresponding prior year period. During the second quarter of 2013, certain contractual terms under affiliation agreements with two distributors resulted in the recognition of $18.6 million of previously deferred revenue.  Notwithstanding this one-time adjustment, revenue decreased $5.9 million as a result of a $9.4 million decrease due to lower subscriptions and a $3.5 million increase due to higher effective rates. The decrease in our subscriptions was primarily due to the non-renewal of the Netflix agreement in the first quarter of 2012 and lower subscriptions under our consignment agreements. The increase in our effective rates during the 2013 period was partially offset by the renewal of affiliation agreements with two distributors in the fourth quarter of 2012 on less favorable financial terms than the prior affiliation agreements (such agreements provide for annual contractual increases).
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Starz and Encore average subscriptions during the periods increased 6.8% and 4.0% since June 30, 2012, respectively. The impact on revenue due to subscription increases is affected by the relative percentage change under consignment agreements and fixed-rate agreements. In this regard, as of June 30, 2013, subscriptions under fixed-rate agreements were 34.2 million while subscriptions under consignment agreements were 22.7 million. As of June 30, 2012, subscriptions under fixed-rate agreements were 34.9 million while subscriptions under consignment agreements were 20.0 million. The increase in consignment subscriptions is due to subscriptions that moved from fixed to consignment on January 1, 2013.
Revenue from Starz Distribution increased $99.5 million or 66.9% for the six months ended June 30, 2013 as compared to the corresponding prior year period. This growth is primarily due to an increase in the number of films distributed for TWC, including the films Django Unchained and Silver Linings Playbook.
Revenue from Starz Animation decreased $7.3 million or 34.2% for the six months ended June 30, 2013 as compared to the corresponding prior year period primarily due to fewer projects in production.
Programming
Programming costs are our largest expense. Programming costs decreased $28.9 million or 8.5% for the six months ended June 30, 2013 as compared to the corresponding prior year period. Programming costs vary due to original productions, the number of films licensed and the cost per film paid under our output and library programming agreements. The decrease in programming costs is due to fewer first-run films and higher utilization of lower cost second window films licensed under our output agreements. This decrease was partially offset by increased exhibitions of our original programming due to three original series airing in the first half of 2013 compared to two original series airing in the first half of 2012. We expect programming costs related to original programming to increase in the future as we continue to invest in original content.
Production and Acquisition
Production and acquisition costs primarily include the amortization of our investments in films and television programs and participation costs. The license fee associated with original productions is included in programming costs. All remaining production and acquisition costs for original productions as well as our other films and television programs are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of and cost of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., TWC, producers or writers of our original programming, etc.) has an ownership interest.

Production and acquisition costs increased $77.6 million or 102.9% for the six months ended June 30, 2013 as compared to the corresponding prior year period. The increase is primarily due to higher Starz Distribution revenue associated with the films distributed for TWC (which resulted in higher participation costs).
Home Video Cost of Sales
Home video cost of sales increased $9.0 million or 42.3% for the six months ended June 30, 2013 as compared to the corresponding prior year period due to an increase in distribution costs (distribution fees, freight, etc.) resulting from the increase in home video sales from films distributed for TWC as described above. Home video cost of sales represented 17.2% and 27.0% of home video net sales for the six months ended June 30, 2013 and 2012, respectively. Such decrease in costs as a percentage of sales is due to our agreement with TWC under which TWC pays for the related DVD replication and packaging costs.
Selling, General and Administrative
Selling, general and administrative expenses increased $42.1 million or 38.6% for the six months ended June 30, 2013 as compared to the corresponding prior year period. The increase was primarily due to increased advertising and marketing costs for both Starz Networks and Starz Distribution in addition to increased litigation related legal costs and costs associated with becoming an independent public company. The increase in advertising and marketing costs for Starz Networks was due to increased spend related to our original programming line-up which included three original series premiering in the first half of 2013 as compared to two original series premiering in the first half of 2012 and increased cooperative marketing efforts with our distributors. The increase in advertising and marketing costs for Starz Distribution was primarily related to increased spend on films distributed for TWC.
Adjusted OIBDA
Adjusted OIBDA increased $10.7 million or 4.6% for the six months ended June 30, 2013 as compared to the corresponding prior year period. Adjusted OIBDA for Starz Networks increased $16.1 million primarily a result of the one-time adjustment to Starz Networks’ revenue mentioned above, which was partially offset by higher advertising and marketing costs. The increase for Starz Networks was offset by decreases from Starz Distribution, Starz Animation and Inter-segment eliminations. Adjusted OIBDA was impacted by higher sales of lower margin titles by Starz Distribution and fewer projects in production by Starz Animation. In addition, the decrease in Inter-segment eliminations are primarily the result of fewer exhibitions of Overture Films’ titles.
Stock Compensation
Stock compensation increased $10.1 million or 161.6% for the six months ended June 30, 2013 as compared to the corresponding prior year period as a result of an increase in the number of options granted, and at a higher grant-date fair value than options previously granted, and an increase in the number of restricted shares granted.
Interest Expense
Interest expense increased $12.2 million for the six months ended June 30, 2013 as compared to the corresponding prior year period due to $473.0 million of additional net borrowings in 2013 (including the capital lease with LPH for our corporate headquarters) and a higher average interest rate. The increase in the average interest rate resulted from the repayment of our term loan in 2012 with proceeds from the issuance of our Senior Notes. The Senior Notes bear interest at a fixed rate of 5.0% which is higher than the variable rate under the term loan.
Other Income (Expense)
We recorded other expense of $2.0 million for the six months ended June 30, 2013 as compared to other income of $4.2 million for the six months ended June 30, 2012. The expense for the six months ended June 30, 2013 is primarily comprised of additional expense that we recorded in connection with our guarantee of the Canadian Next Generation of Jobs Fund Grant as further described in Note 6 to the accompanying condensed consolidated financial statements. The income for the six months ended June 30, 2012 is primarily comprised of gains on foreign currency hedging transactions and foreign currency exchange gains.

Income Taxes
We had income before income taxes of $197.4 million and $215.1 million and income tax expense of $73.2 million and $66.3 million for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 37.1% and 30.8% for the six months ended June 30, 2013 and 2012, respectively.
Our effective tax rate differs from the U.S. federal income tax rate of 35% primarily as a result of state and local taxes and changes in our valuation allowance for deferred taxes. In addition, for the six months ended June 30, 2012, our effective rate differed from the U.S. federal income tax rate of 35% as a result of Starz Media’s election, effective April 1, 2012, to convert itself from a LLC treated as a corporation to a LLC treated as a partnership for U.S. federal and state income tax purposes. This election resulted in a $7.1 million deferred tax asset and corresponding tax benefit being recorded for the difference between the book basis and tax basis of our investment in Starz Media as of April 1, 2012.

MATERIAL CHANGES IN FINANCIAL CONDITION
As of June 30, 2013, our cash and cash equivalents totaled $30.9 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated cash from operating activities of $141.1 million and $61.7 million for the six months ended June 30, 2013 and 2012, respectively. Our primary uses of cash are payments under our programming output and library agreements and production costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $227.5 million and $280.6 million for the six months ended June 30, 2013 and 2012, respectively, and decreased primarily due to fewer first-run films in 2013 as compared to 2012. Cash paid for original programming, home video and other content totaled $107.3 million and $129.1 million for the six months ended June 30, 2013 and 2012, respectively, and decreased primarily due to the timing of payments under our distribution agreement with TWC. We plan to continue to increase our investments in original programming in future periods.
For the six months ended June 30, 2013, restricted cash increased $63.8 million as compared to an increase of $0.8 million for the six months ended June 30, 2012. The increase in restricted cash represents proceeds from our distribution agreement with TWC. In addition, payments made under a legacy incentive plan negatively impacted net cash provided by operating activities in 2012. For the six months ended June 30, 2012, we made cash payments of $27.7 million under the legacy incentive plan as compared to cash payments of $3.2 million for the six months ended June 30, 2013. All amounts due under the legacy incentive plan have been paid as of June 30, 2013.
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
On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of $175.0 million aggregate principal amount of 5.0% senior notes due 2019 (the “New Notes”), which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from such issuance were used to repay indebtedness under Starz, LLC’s senior secured revolving credit facility. The senior secured revolving credit facility contains certain covenants, including a covenant that limits our maximum leverage ratio, as defined in the credit agreement, to not more than 4.75 to 1.00 through December 31, 2013 and 4.25 to 1.00 thereafter. In addition, investments in unrestricted subsidiaries, as defined in the credit agreement, shall not exceed $150.0 million during the term of the credit agreement (starting on the closing date of November 16, 2011). Starz Entertainment and Starz Finance Corp. are the only guarantors and restricted subsidiaries under the senior secured revolving credit facility.
Additionally, we used $81.8 million of cash for Starz to buy back common stock under its share repurchase program for the six months ended June 30, 2013. Starz has $318.3 million available under its share repurchase program as of June 30, 2013.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our senior secured revolving credit facility and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include debt repayments, buybacks of common stock and capital expenditures during 2013. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to fund our cash commitments for investing and financing activities, such as our long term debt obligations and capital expenditures from 2014 through 2017. As of June 30, 2013, we had $743.0 million of borrowing capacity available under our revolving credit facility.
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
As of June 30, 2013, our debt is comprised of the following amounts (in thousands):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$257,000	2.04%	$755,610	5.14%
As shown above, the majority of our outstanding debt at June 30, 2013 was fixed rate debt. We have borrowing capacity at June 30, 2013 of $743.0 million under our senior secured revolving credit facility at variable rates.
At June 30, 2013, the fair value of the Senior Notes and the New Notes was $671.6 million. We believe the fair value of the senior secured credit facilities approximates its carrying value as of June 30, 2013 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original productions that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of June 30, 2013, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
On March 9, 2011, Starz Entertainment notified DISH Network L.L.C. (“DISH”) that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 3, 2011, Starz Entertainment filed a lawsuit against DISH in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment in connection with such free preview and seeking damages for breach of contract. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. On April 29, 2013, Starz Entertainment and DISH entered into a confidential settlement agreement with respect to the first lawsuit. In addition, on June 19, 2013, Starz Entertainment and FX Networks entered into a confidential settlement agreement with respect to FX Networks’ claim against Starz Entertainment in the third lawsuit. The Disney Enterprises, Inc. and FX Networks’ lawsuits against DISH have not yet gone to trial. Any potential indemnification obligations of Starz, LLC relating to these remaining matters is uncertain at this time.
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

Starz, LLC
	By:	/s/ Christopher P. Albrecht
Date: August 1, 2013		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/ Christopher P. Albrecht
	Christopher P. Albrecht	Chief Executive Officer (Principal Executive Officer)	August 1, 2013
/s/ Scott D. Macdonald
	Scott D. Macdonald	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 1, 2013

	Starz	Sole Member-Manager of the Registrant	August 1, 2013
By:	/s/ J. Steven Beabout
	J. Steven Beabout	Executive Vice President, General Counsel and Secretary

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