Form 10-Q
period 2014-06-30
Starz, LLC
filed 2014-07-31
CIK 1559270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Starz, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in millions)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$12.9	$25.7
Restricted cash	18.2	30.1
Trade accounts receivable, net of allowances of $27.6 and $32.8	242.0	247.1
Program rights, net	331.6	271.8
Deferred income taxes	0.5	0.5
Other current assets	42.5	63.8
Total current assets	647.7	639.0
Program rights	341.1	333.2
Investment in films and television programs, net	198.9	194.6
Property and equipment, net of accumulated depreciation of $115.0 and $106.4	90.3	95.7
Deferred income taxes	25.0	18.5
Goodwill	131.8	131.8
Other assets, net	49.8	37.2
Total assets	$1,484.6	$1,450.0

Liabilities and Member’s Interest
and Noncontrolling Interests
Current liabilities:
Current portion of debt (Note 2)	$5.1	$4.9
Trade accounts payable	5.8	7.3
Accrued liabilities (Notes 4, 6 and 7)	277.8	297.8
Deferred revenue	4.9	16.6
Total current liabilities	293.6	326.6
Debt (Note 2)	1,110.2	1,054.5
Other liabilities (Note 6)	10.3	14.2
Total liabilities	1,414.1	1,395.3

Member’s interest	76.9	61.9
Noncontrolling interests in subsidiaries	(6.4)	(7.2)
Total member’s interest and noncontrolling interests	70.5	54.7
Commitments and contingencies (Note 6)
Total liabilities and member’s interest and noncontrolling interests	$1,484.6	$1,450.0

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Programming networks and other services	$372.0	$391.1	$735.3	$740.6
Home video net sales	38.1	126.4	94.8	176.2
Total revenue	410.1	517.5	830.1	916.8

Costs and expenses:
Programming (including amortization) (Note 6)	158.4	165.3	314.6	311.3
Production and acquisition (including amortization) (Note 4)	49.9	113.3	90.8	153.1
Home video cost of sales	9.7	15.1	22.7	30.2
Operating	12.6	12.4	26.6	25.1
Selling, general and administrative	62.1	81.8	131.8	151.0
Stock compensation (Note 3)	7.5	9.0	15.3	16.3
Depreciation and amortization	5.1	4.4	10.0	8.8
Total costs and expenses	305.3	401.3	611.8	695.8

Operating income	104.8	116.2	218.3	221.0

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(11.8)	(11.4)	(23.3)	(21.6)
Other income (expense), net (Note 7)	11.0	(0.5)	11.5	(2.0)
Income before income taxes	104.0	104.3	206.5	197.4

Income tax expense (Note 5)	(35.0)	(38.3)	(70.7)	(73.2)

Net income	69.0	66.0	135.8	124.2

Net loss (income) attributable to noncontrolling interests	1.1	(2.1)	(0.8)	(2.4)

Net income attributable to member	$70.1	$63.9	$135.0	$121.8

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$69.0	$66.0	$135.8	$124.2

Other comprehensive income (loss), net of taxes -
Foreign currency translation adjustments from operations	0.1	(0.2)	(0.1)	(0.1)

Comprehensive income	69.1	65.8	135.7	124.1

Comprehensive loss (income) attributable to noncontrolling interests	1.1	(2.0)	(0.8)	(2.3)

Comprehensive income attributable to member	$70.2	$63.8	$134.9	$121.8

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$135.8	$124.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.0	8.8
Amortization of program rights	293.6	288.4
Program rights payments	(237.8)	(227.5)
Amortization of investment in films and television programs	75.6	128.3
Investment in films and television programs	(180.5)	(101.6)
Stock compensation	15.3	16.3
Payments of long term incentive plan	—	(3.2)
Deferred income taxes	(6.5)	12.6
Other non-operating and non-cash items	(12.4)	6.5
Changes in assets and liabilities:
Current and other assets	25.6	(65.6)
Due to affiliate	—	(39.5)
Payables and other liabilities	(58.7)	(6.6)
Net cash provided by operating activities	60.0	141.1

Investing activities:
Purchases of property and equipment	(3.2)	(3.1)
Cash received from equity investee	10.7	—
Net cash provided by (used in) investing activities	7.5	(3.1)

Financing activities:
Borrowings of debt	208.5	988.5
Payments of debt	(152.4)	(560.3)
Debt issuance costs	—	(2.3)
Contributions from parent related to exercise of stock options	2.6	—
Minimum withholding of taxes related to stock compensation	(8.6)	(1.6)
Excess tax benefit from stock compensation	6.2	0.8
Distributions to parent related to repurchases of common stock	(136.6)	(81.8)
Distributions to Old LMC	—	(1,200.0)
Net cash used in financing activities	(80.3)	(856.7)

Effect of exchange rate changes on cash and cash equivalents	—	(0.2)

Net decrease in cash and cash equivalents	(12.8)	(718.9)
Cash and cash equivalents:
Beginning of period	25.7	749.8
End of period	$12.9	$30.9

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statement of Member’s Interest and Noncontrolling Interests
Six Months Ended June 30, 2014
(Unaudited)
(in millions)

	Member’s Interest	Noncontrolling Interests	Total
Balance at December 31, 2013	$61.9	$(7.2)	$54.7
Net income	135.0	0.8	135.8
Other comprehensive loss	(0.1)	—	(0.1)
Stock compensation	16.5	—	16.5
Contributions from parent related to exercise of stock options	2.6	—	2.6
Minimum withholding of taxes related to stock compensation	(8.6)	—	(8.6)
Excess tax benefit from stock compensation	6.2	—	6.2
Distributions to parent related to repurchases of common stock	(136.6)	—	(136.6)
Balance at June 30, 2014	$76.9	$(6.4)	$70.5

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

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

Starz Networks

Starz Networks’ flagship premium networks are Starz and Encore. Starz, a first-run movie service, exhibits contemporary hit movies, original series, and documentaries. Encore airs first-run movies and classic contemporary movies. Starz Networks’ third network, MoviePlex, offers a variety of art house, independent films and classic movie library content. Starz and Encore, along with MoviePlex, air across 17 linear networks complemented by on-demand and Internet services. Starz Networks’ premium networks are offered by MVPDs to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a-la-carte basis.

Starz Distribution

Starz Distribution includes Starz, LLC’s Home Video, Digital Media and Worldwide Distribution businesses.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

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

Digital Media

Digital Media distributes digital and on-demand content for Starz, LLC’s owned content and content for which it has licensed digital ancillary rights (i.e., pay-per-view, video-on-demand, subscription video-on-demand, electronic sell-through and other digital formats) in the U.S. and throughout the world to the extent it has rights to such content in international territories. Digital Media receives fees for such services from a wide array of partners and distributors. These range from traditional MVPDs, Internet/mobile distributors, game developers/publishers and consumer electronics companies. Digital Media also distributes Starz Networks’ original programming content and Weinstein’s titles.

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Note 2 - Debt

Debt consists of the following (in millions):

	June 30, 2014	December 31, 2013
Revolving Credit Facility (a)	$365.0	$306.5
Senior Notes, including premium of $2.8 and $3.0 (b)	677.8	678.0
Capital leases (c)	72.5	74.9
Total debt	1,115.3	1,059.4
Less current portion of debt	(5.1)	(4.9)
Debt	$1,110.2	$1,054.5

(a)
Starz, LLC has entered into a credit agreement that provides for a $1,000.0 million senior secured revolving credit facility, with a $50.0 million sub-limit for standby letters of credit (“Revolving Credit Facility”) which matures on November 16, 2016. As of June 30, 2014, $635.0 million of borrowing capacity was available under the Revolving Credit Facility.

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

As of June 30, 2014, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding under the Revolving Credit Facility (dollars in millions):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
June 2014 to July 2014	1.9009%	$21.0
June 2014 to July 2014	1.9010%	292.0
June 2014 to July 2014	1.9015%	44.0
June 2014 and forward	4.0000%	8.0
		$365.0

The credit agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the agreement. As of June 30, 2014, Starz, LLC was in compliance with all covenants under the credit agreement.

(b)
Starz, LLC and Starz Finance Corp., a wholly-owned subsidiary, co-issued $675.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (the “Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year and are guaranteed by Starz Entertainment.

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of June 30, 2014, Starz, LLC was in compliance with all covenants under the Senior Notes.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

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

At June 30, 2014, the fair value of the Senior Notes was $704.5 million which was based upon quoted prices in active markets. Starz, LLC believes the fair value of the Revolving Credit Facility approximates its carrying value as of June 30, 2014 due to its variable rate nature and Starz, LLC’s stable credit spread.

Amounts totaling $0.9 million, $0.8 million, $1.8 million and $2.0 million of interest expense have been capitalized as investment in films and television programs during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively.

Note 3 – Stock Options and Restricted Stock

Starz has granted to certain of its employees and directors, stock options to purchase Series A common stock and restricted shares of Series A common stock pursuant to the Starz incentive plans. As of June 30, 2014, the total unrecognized compensation cost related to the unvested stock options and restricted stock was approximately $65.6 million. Such amount will be recognized in Starz, LLC’s condensed consolidated statements of operations over a weighted average period of approximately 2.51 years.

The following table presents the number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock:

	Options	WAEP
Outstanding at December 31, 2013	15,479,560	$15.94
Granted	—	$—
Exercised	(1,314,535)	$12.16
Forfeited	(462,205)	$15.30
Expired/canceled	—	$—
Outstanding at June 30, 2014	13,702,820	$16.32

Exercisable at June 30, 2014	4,638,557	$13.60

At June 30, 2014, the weighted-average remaining contractual term of outstanding options is 6.0 years and exercisable options is 5.0 years. At June 30, 2014, the aggregate intrinsic value of the outstanding options is $184.5 million and the exercisable options is $75.1 million.

The following table presents the number and weighted-average grant date fair value of restricted stock grants:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	579,135	$22.86
Granted	2,730	$32.66
Vested	(116,926)	$18.79
Forfeited	(15,467)	$18.93
Outstanding at June 30, 2014	449,472	$24.08

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Note 4 – Related Party Transactions

In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution, by the Home Video and Digital Media businesses, of certain of Weinstein’s theatrical releases. Starz, LLC recognized expense of $28.2 million, $88.7 million, $54.3 million and $105.7 million, which are included in production and acquisition costs in the accompanying condensed consolidated statements of operations, for Weinstein’s share of the net proceeds under the license agreement for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively. Amounts due to Weinstein totaled $56.6 million and $75.9 million, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets, at June 30, 2014 and December 31, 2013, respectively. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to Weinstein under this agreement up to $50.0 million.

Note 5 - Income Taxes

The income tax provision for the three and six months ended June 30, 2014 is calculated by estimating Starz, LLC’s annual effective tax rate and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. For the three and six months ended June 30, 2014, income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% primarily due to a benefit from Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities.  In addition, income tax expense differs due to state and local taxes for both the three and six months ended June 30, 2014 and 2013.
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
The unpaid balance for program rights related to films that were available for exhibition at June 30, 2014 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2014, such liabilities aggregated approximately $79.4 million and are payable as follows: $62.0 million in 2014, $17.3 million in 2015 and $0.1 million in 2016.

The estimated amounts payable under Starz, LLC’s programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony and Disney agreements, which have not been accrued as of June 30, 2014, are as follows: $91.2 million in 2014; $220.6 million in 2015; $103.0 million in 2016; $97.0 million in 2017; $91.0 million in 2018 and $208.3 million thereafter.

Starz, LLC is also obligated to pay fees for films that have not yet been released in theaters by Sony and Disney. Starz, LLC is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $147.3 million, $152.9 million, $293.6 million and $288.4 million for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

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

Note 7 – Other Information

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	June 30, 2014	December 31, 2013
Program rights payable	$73.2	$32.2
Royalties, residuals and participations	64.5	81.4
Participations payable to Weinstein	56.6	75.9
Advertising and marketing	30.6	41.6
Payroll and related costs	21.3	28.7
Other	31.6	38.0
	$277.8	$297.8

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2014	2013
Cash paid for interest, net of amounts capitalized	$22.1	$21.3
Cash paid for income taxes	$48.2	$90.9
Distribution of corporate office building to Old LMC	$—	$45.7
Capital lease related to commercial lease with subsidiary of Liberty Media	$—	$44.8
Tax attributes related to LMC Spin-Off	$—	$11.6

Other Income (Expense), Net

In June 2014, Starz received a distribution of $10.7 million from Revolution Studios Holding Company, LLC (“Revolution”), an equity investee in which Starz holds a 15% ownership interest, related to the sale of all of its assets. Starz accounts for its investment in Revolution using the equity method and previously reduced its investment to zero in 2006. Accordingly, the $10.7 million was treated as other income during the three and six months ended June 30, 2014.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued the Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”
For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

should apply the amendments in ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption.
Starz, LLC is currently assessing the impact that these changes will have on its consolidated financial statements and therefore is unable to quantify such impact or determine the method of adoption.
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

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Adjusted OIBDA	$117.4	$129.6	$243.6	$246.1
Stock compensation	(7.5)	(9.0)	(15.3)	(16.3)
Depreciation and amortization	(5.1)	(4.4)	(10.0)	(8.8)
Interest expense, net of amounts capitalized	(11.8)	(11.4)	(23.3)	(21.6)
Other income (expense), net	11.0	(0.5)	11.5	(2.0)
Income before income taxes	$104.0	$104.3	$206.5	$197.4

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Performance Measures (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Starz Networks	$328.2	$340.0	$652.2	$655.8
Starz Distribution	75.1	172.0	162.4	248.2
Starz Animation	7.2	6.6	16.1	14.1
Inter-segment eliminations	(0.4)	(1.1)	(0.6)	(1.3)
Total revenue	$410.1	$517.5	$830.1	$916.8

Adjusted OIBDA:
Starz Networks	$121.8	$116.4	$235.8	$230.8
Starz Distribution	(3.8)	14.6	8.9	17.2
Starz Animation	(0.8)	(0.7)	(1.4)	(1.3)
Inter-segment eliminations	0.2	(0.7)	0.3	(0.6)
Total Adjusted OIBDA	$117.4	$129.6	$243.6	$246.1

Other Information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash paid for investment in films and television programs:
Starz Networks	$60.1	$21.8	$115.6	$51.0
Starz Distribution	40.9	26.2	64.9	50.6
Starz Animation	—	—	—	—
Inter-segment eliminations	—	—	—	—
Total cash paid for investment in films and television programs	$101.0	$48.0	$180.5	$101.6

			June 30, 2014	December 31, 2013
Total assets:
Starz Networks			$1,298.5	$1,197.7
Starz Distribution			146.2	188.8
Starz Animation			3.1	2.8
Other unallocated assets (primarily cash, deferred taxes and other assets, including a commercial lease with subsidiary of Liberty Media)			86.0	99.2
Inter-segment eliminations			(49.2)	(38.5)
Total assets			$1,484.6	$1,450.0

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
June 30, 2014

The following tables set forth the consolidating financial information of Starz, LLC, which includes the financial information of Starz Entertainment, the guarantor:

Consolidating Balance Sheet Information – As of June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$9.2	$0.4	$3.3	$—	$12.9
Restricted cash	—	—	18.2	—	18.2
Trade accounts receivable, net	211.2	—	30.8	—	242.0
Program rights, net	332.8	—	—	(1.2)	331.6
Deferred income taxes	0.2	0.3	—	—	0.5
Notes receivable from affiliates	30.8	—	—	(30.8)	—
Other current assets	22.8	5.2	14.5	—	42.5
Total current assets	607.0	5.9	66.8	(32.0)	647.7
Program rights	346.9	—	—	(5.8)	341.1
Investment in films and television programs, net	134.8	—	64.1	—	198.9
Property and equipment, net	47.1	42.6	0.6	—	90.3
Deferred income taxes	—	25.0	—	—	25.0
Goodwill	131.8	—	—	—	131.8
Other assets, net	30.9	11.4	18.9	(11.4)	49.8
Investment in consolidated subsidiaries	—	1,648.5	—	(1,648.5)	—
Total assets	$1,298.5	$1,733.4	$150.4	$(1,697.7)	$1,484.6

Liabilities and Member’s Interest (Deficit) and Noncontrolling Interests
Current liabilities:
Current portion of debt	$4.5	$0.6	$—	$—	$5.1
Trade accounts payable	3.5	—	2.3	—	5.8
Accrued liabilities	142.4	17.3	128.9	(10.8)	277.8
Notes payable due to affiliate	—	—	30.8	(30.8)	—
Due to (from) affiliates	(561.1)	568.3	(7.2)	—	—
Deferred revenue	—	—	4.9	—	4.9
Total current liabilities	(410.7)	586.2	159.7	(41.6)	293.6
Debt	1,066.7	1,086.2	—	(1,042.7)	1,110.2
Deferred income taxes	2.3	(9.4)	—	7.1	—
Other liabilities	8.0	—	7.7	(5.4)	10.3
Total liabilities	666.3	1,663.0	167.4	(1,082.6)	1,414.1

Member’s interest (deficit)	632.2	76.8	(16.9)	(615.2)	76.9
Noncontrolling interests in subsidiaries	—	(6.4)	(0.1)	0.1	(6.4)
Total member’s interest (deficit) and noncontrolling interests	632.2	70.4	(17.0)	(615.1)	70.5
Total liabilities and member’s interest (deficit) and noncontrolling interests	$1,298.5	$1,733.4	$150.4	$(1,697.7)	$1,484.6

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Operations Information – For the Three Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$337.3	$—	$36.9	$(2.2)	$372.0
Home video net sales	3.9	—	35.0	(0.8)	38.1
Total revenue	341.2	—	71.9	(3.0)	410.1

Costs and expenses:
Programming (including amortization)	158.8	—	—	(0.4)	158.4
Production and acquisition (including amortization)	7.1	—	42.8	—	49.9
Home video cost of sales	2.9	—	7.6	(0.8)	9.7
Operating	6.1	—	8.4	(1.9)	12.6
Selling, general and administrative	44.2	1.5	16.4	—	62.1
Stock compensation	6.9	0.2	0.4	—	7.5
Depreciation and amortization	3.9	0.4	0.8	—	5.1
Total costs and expenses	229.9	2.1	76.4	(3.1)	305.3

Operating income (loss)	111.3	(2.1)	(4.5)	0.1	104.8

Other income (expense):
Interest expense, net of amounts capitalized	(11.0)	(12.1)	—	11.3	(11.8)
Interest income (expense), related party	0.3	—	(0.3)	—	—
Other income (expense), net	—	(0.1)	11.1	—	11.0
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	100.6	(14.3)	6.3	11.4	104.0

Income tax benefit (expense)	(34.3)	4.1	(0.8)	(4.0)	(35.0)
Share of earnings of consolidated subsidiaries, net of taxes	—	79.2	—	(79.2)	—

Net income	66.3	69.0	5.5	(71.8)	69.0

Net loss attributable to noncontrolling interests	—	1.1	—	—	1.1

Net income attributable to member	$66.3	$70.1	$5.5	$(71.8)	$70.1

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Comprehensive Income Information – For the Three Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$66.3	$69.0	$5.5	$(71.8)	$69.0

Other comprehensive income, net of taxes
Foreign currency translation adjustments	—	0.1	0.1	(0.1)	0.1

Comprehensive income	66.3	69.1	5.6	(71.9)	69.1

Comprehensive loss attributable to noncontrolling interests	—	1.1	—	—	1.1

Comprehensive income attributable to member	$66.3	$70.2	$5.6	$(71.9)	$70.2

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Operations Information – For the Three Months Ended June 30, 2013
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$350.7	$—	$43.5	$(3.1)	$391.1
Home video net sales	6.2	—	121.4	(1.2)	126.4
Total revenue	356.9	—	164.9	(4.3)	517.5

Costs and expenses:
Programming (including amortization)	165.7	—	—	(0.4)	165.3
Production and acquisition (including amortization)	5.5	—	107.8	—	113.3
Home video cost of sales	3.1	—	13.2	(1.2)	15.1
Operating	6.4	—	8.1	(2.1)	12.4
Selling, general and administrative	53.7	1.7	26.4	—	81.8
Stock compensation	8.3	0.2	0.5	—	9.0
Depreciation and amortization	3.2	0.4	0.8	—	4.4
Total costs and expenses	245.9	2.3	156.8	(3.7)	401.3

Operating income (loss)	111.0	(2.3)	8.1	(0.6)	116.2

Other income (expense):
Interest expense, net of amounts capitalized	(10.6)	(11.5)	—	10.7	(11.4)
Interest income (expense), related party	0.3	—	(0.3)	—	—
Other expense, net	(0.4)	—	(1.1)	1.0	(0.5)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	100.3	(13.8)	6.7	11.1	104.3

Income tax benefit (expense)	(37.5)	3.4	(0.1)	(4.1)	(38.3)
Share of earnings of consolidated subsidiaries, net of taxes	—	76.4	—	(76.4)	—

Net income	62.8	66.0	6.6	(69.4)	66.0

Net income attributable to noncontrolling interests	—	(2.1)	—	—	(2.1)

Net income attributable to member	$62.8	$63.9	$6.6	$(69.4)	$63.9

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Comprehensive Income Information – For the Three Months Ended June 30, 2013
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$62.8	$66.0	$6.6	$(69.4)	$66.0

Other comprehensive loss, net of taxes -
Foreign currency translation adjustments	—	(0.2)	(0.1)	0.1	(0.2)

Comprehensive income	62.8	65.8	6.5	(69.3)	65.8

Comprehensive income attributable to noncontrolling interests	—	(2.0)	—	—	(2.0)

Comprehensive income attributable to member	$62.8	$63.8	$6.5	$(69.3)	$63.8

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Operations Information – For the Six Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$671.8	$—	$68.0	$(4.5)	$735.3
Home video net sales	7.8	—	88.6	(1.6)	94.8
Total revenue	679.6	—	156.6	(6.1)	830.1

Costs and expenses:
Programming (including amortization)	315.4	—	—	(0.8)	314.6
Production and acquisition (including amortization)	13.0	—	77.8	—	90.8
Home video cost of sales	5.6	—	18.7	(1.6)	22.7
Operating	12.6	—	18.0	(4.0)	26.6
Selling, general and administrative	93.9	2.8	35.1	—	131.8
Stock compensation	13.7	0.6	1.0	—	15.3
Depreciation and amortization	7.7	0.7	1.6	—	10.0
Total costs and expenses	461.9	4.1	152.2	(6.4)	611.8

Operating income (loss)	217.7	(4.1)	4.4	0.3	218.3

Other income (expense):
Interest expense, net of amounts capitalized	(21.8)	(24.0)	—	22.5	(23.3)
Interest income (expense), related party	0.5	—	(0.5)	—	—
Other income (expense), net	0.4	(0.1)	11.2	—	11.5
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	196.8	(28.2)	15.1	22.8	206.5

Income tax benefit (expense)	(67.4)	7.3	(2.6)	(8.0)	(70.7)
Share of earnings of consolidated subsidiaries, net of taxes	—	156.7	—	(156.7)	—

Net income	129.4	135.8	12.5	(141.9)	135.8

Net income attributable to noncontrolling interests	—	(0.8)	—	—	(0.8)

Net income attributable to member	$129.4	$135.0	$12.5	$(141.9)	$135.0

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Comprehensive Income Information – For the Six Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$129.4	$135.8	$12.5	$(141.9)	$135.8

Other comprehensive loss, net of taxes -
Foreign currency translation adjustments	—	(0.1)	(0.1)	0.1	(0.1)

Comprehensive income	129.4	135.7	12.4	(141.8)	135.7

Comprehensive income attributable to noncontrolling interests	—	(0.8)	—	—	(0.8)

Comprehensive income attributable to member	$129.4	$134.9	$12.4	$(141.8)	$134.9

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Operations Information – For the Six Months Ended June 30, 2013
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$674.8	$—	$70.8	$(5.0)	$740.6
Home video net sales	12.1	—	166.5	(2.4)	176.2
Total revenue	686.9	—	237.3	(7.4)	916.8

Costs and expenses:
Programming (including amortization)	312.0	—	—	(0.7)	311.3
Production and acquisition (including amortization)	11.9	—	141.2	—	153.1
Home video cost of sales	6.9	—	25.7	(2.4)	30.2
Operating	12.2	—	16.6	(3.7)	25.1
Selling, general and administrative	106.5	3.0	41.5	—	151.0
Stock compensation	14.6	0.8	0.9	—	16.3
Depreciation and amortization	6.5	0.7	1.6	—	8.8
Total costs and expenses	470.6	4.5	227.5	(6.8)	695.8

Operating income (loss)	216.3	(4.5)	9.8	(0.6)	221.0

Other income (expense):
Interest expense, net of amounts capitalized	(20.2)	(22.4)	—	21.0	(21.6)
Interest income (expense), related party	0.8	—	(0.8)	—	—
Other expense, net	(2.1)	—	(2.4)	2.5	(2.0)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	194.8	(26.9)	6.6	22.9	197.4

Income tax benefit (expense)	(71.9)	7.8	(0.6)	(8.5)	(73.2)
Share of earnings of consolidated subsidiaries, net of taxes	—	143.3	—	(143.3)	—

Net income	122.9	124.2	6.0	(128.9)	124.2

Net income attributable to noncontrolling interests	—	(2.4)	—	—	(2.4)

Net income attributable to member	$122.9	$121.8	$6.0	$(128.9)	$121.8

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Comprehensive Income Information – For the Six Months Ended June 30, 2013
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$122.9	$124.2	$6.0	$(128.9)	$124.2

Other comprehensive loss, net of taxes -
Foreign currency translation adjustments	—	(0.1)	(0.1)	0.1	(0.1)

Comprehensive income	122.9	124.1	5.9	(128.8)	124.1

Comprehensive income attributable to noncontrolling interests	—	(2.3)	—	—	(2.3)

Comprehensive income attributable to member	$122.9	$121.8	$5.9	$(128.8)	$121.8

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Cash Flows’ Information – For the Six Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income	$129.4	$135.8	$12.5	$(141.9)	$135.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7.7	0.7	1.6	—	10.0
Amortization of program rights	294.4	—	—	(0.8)	293.6
Program rights payments	(239.0)	—	—	1.2	(237.8)
Amortization of investment in films and television programs	14.1	—	61.5	—	75.6
Investment in films and television programs	(117.1)	—	(63.4)	—	(180.5)
Stock compensation	13.7	0.6	1.0	—	15.3
Share of earnings of consolidated subsidiaries	—	(156.7)	—	156.7	—
Deferred income taxes	(12.6)	6.1	—	—	(6.5)
Other non-operating and non-cash items	1.7	1.3	(14.1)	(1.3)	(12.4)
Changes in assets and liabilities:
Current and other assets	(17.9)	18.6	25.7	(0.8)	25.6
Due to / from affiliates	5.8	2.6	(8.4)	—	—
Payables and other liabilities	3.6	(8.8)	(40.4)	(13.1)	(58.7)
Net cash provided by (used in) operating activities	83.8	0.2	(24.0)	—	60.0
Investing activities:
Purchases of property and equipment	(3.2)	—	—	—	(3.2)
Cash received from equity investee	—	—	10.7	—	10.7
Net cash provided by (used in) investing activities	(3.2)	—	10.7	—	7.5
Financing activities:
Borrowings of debt	—	208.5	—	—	208.5
Payments of debt	(2.2)	(150.2)	—	—	(152.4)
Borrowings under notes payable to affiliate	(48.8)	—	48.8	—	—
Payments under notes payable to affiliate	35.7	—	(35.7)	—	—
Net advances to / from affiliate	(75.6)	75.6	—	—	—
Contribution from parent related to exercise of stock options	—	2.5	0.1	—	2.6
Minimum withholding of taxes related to stock compensation	(7.5)	—	(1.1)	—	(8.6)
Excess tax benefit from stock compensation	6.2	—	—	—	6.2
Distributions to parent for repurchase of common stock	—	(136.6)	—	—	(136.6)
Net cash provided by (used in) financing activities	(92.2)	(0.2)	12.1	—	(80.3)
Net decrease in cash and cash equivalents	(11.6)	—	(1.2)	—	(12.8)
Cash and cash equivalents:
Beginning of period	20.8	0.4	4.5	—	25.7
End of period	$9.2	$0.4	$3.3	$—	$12.9
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(1.3)	$22.8	$0.6	$—	$22.1
Cash paid for income taxes	$72.9	$(24.4)	$(0.3)	$—	$48.2

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Consolidating Statement of Cash Flows’ Information – For the Six Months Ended June 30, 2013
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income	$122.9	$124.2	$6.0	$(128.9)	$124.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.5	0.7	1.6	—	8.8
Amortization of program rights	289.1	—	—	(0.7)	288.4
Program rights payments	(228.1)	—	—	0.6	(227.5)
Amortization of investment in films and television programs	13.1	—	115.2	—	128.3
Investment in films and television programs	(51.0)	—	(50.6)	—	(101.6)
Stock compensation	14.6	0.8	0.9	—	16.3
Payments of long term incentive plan	(3.2)	—	—	—	(3.2)
Share of earnings of consolidated subsidiaries	—	(143.3)	—	143.3	—
Deferred income taxes	14.4	(1.6)	—	(0.2)	12.6
Other non-operating and non-cash items	1.7	1.2	4.8	(1.2)	6.5
Changes in assets and liabilities:
Current and other assets	2.4	(4.0)	(64.7)	0.7	(65.6)
Due to / from affiliates	(57.5)	22.3	(4.3)	—	(39.5)
Payables and other liabilities	4.0	4.3	(1.3)	(13.6)	(6.6)
Net cash provided by operating activities	128.9	4.6	7.6	—	141.1
Investing activities – purchases of property and equipment	(3.1)	—	—	—	(3.1)
Financing activities:
Borrowings of debt	—	988.5	—	—	988.5
Payments of debt	(2.0)	(558.3)	—	—	(560.3)
Debt issuance costs	—	(2.3)	—	—	(2.3)
Borrowings under notes payable to affiliate	(10.4)	—	10.4	—	—
Payments under notes payable to affiliate	25.7	—	(25.7)	—	—
Net advances to / from affiliate	(248.8)	248.8	—	—	—
Minimum withholding of taxes related to stock compensation	(1.5)	—	(0.1)	—	(1.6)
Excess tax benefit from stock compensation	0.8	—	—	—	0.8
Distributions to parent for repurchase of common stock	—	(81.8)	—	—	(81.8)
Distributions to parent	(600.0)	600.0	—	—	—
Distributions to Old LMC	—	(1,200.0)	—	—	(1,200.0)
Net cash used in financing activities	(836.2)	(5.1)	(15.4)	—	(856.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net decrease in cash and cash equivalents	(710.4)	(0.5)	(8.0)	—	(718.9)
Cash and cash equivalents:
Beginning of period	735.5	0.9	13.4	—	749.8
End of period	$25.1	$0.4	$5.4	$—	$30.9
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(1.9)	$22.1	$1.1	$—	$21.3
Cash paid for income taxes	$91.9	$(0.6)	$(0.4)	$—	$90.9
Distribution of corporate office building to Old LMC	$45.7	$—	$—	$—	$45.7
Capital lease related to commercial lease with a subsidiary of Liberty Media	$—	$44.8	$—	$—	$44.8
Tax attributes related to LMC Spin-Off	$—	$11.6	$—	$—	$11.6

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2014 AND 2013
Our operating results are as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue:
Programming networks and other services	$372.0	$391.1	$(19.1)	(5)%
Home video net sales	38.1	126.4	(88.3)	(70)%
Total revenue	410.1	517.5	(107.4)	(21)%
Costs and expenses:
Programming (including amortization)	158.4	165.3	(6.9)	(4)%
Production and acquisition (including amortization)	49.9	113.3	(63.4)	(56)%
Home video cost of sales	9.7	15.1	(5.4)	(36)%
Operating	12.6	12.4	0.2	2%
Selling, general and administrative	62.1	81.8	(19.7)	(24)%
Stock compensation	7.5	9.0	(1.5)	(17)%
Depreciation and amortization	5.1	4.4	0.7	16%
Total costs and expenses	305.3	401.3	(96.0)	(24)%
Operating income	104.8	116.2	(11.4)	(10)%
Other income (expense):
Interest expense, net of amounts capitalized	(11.8)	(11.4)	(0.4)	(4)%
Other income (expense), net	11.0	(0.5)	11.5	2,300%
Income before income taxes	104.0	104.3	(0.3)	—%
Income tax expense	(35.0)	(38.3)	3.3	9%
Net income	$69.0	$66.0	$3.0	5%

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2014 TO THREE MONTHS ENDED JUNE 30, 2013
Revenue
Revenue by segment is as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue
Starz Networks	$328.2	$340.0	$(11.8)	(3)%
Starz Distribution	75.1	172.0	(96.9)	(56)%
Starz Animation	7.2	6.6	0.6	9%
Inter-segment eliminations	(0.4)	(1.1)	0.7	64%
Total revenue	$410.1	$517.5	$(107.4)	(21)%

Starz Networks’ revenue represented 80% and 66% of our total revenue for the three months ended June 30, 2014 and 2013, respectively.
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Our networks are distributed pursuant to affiliation agreements with MVPDs. We earn revenue under these agreements either based solely on the total number of subscribers who receive our Starz and Encore networks multiplied by rates specified in the agreements (i.e., consignment), or amounts or rates which are not tied solely to the total number of subscribers who receive our Starz and Encore networks (i.e., non-consignment). The agreements generally provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the consumer price index.
The table below sets forth, for the periods presented, subscriptions to our Starz and Encore networks (subscriptions in millions):

	As of June 30,		# Change	% Change
Period End Subscriptions:	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Starz	22.0	21.8	0.2	1%
Encore	33.9	35.1	(1.2)	(3)%
Total	55.9	56.9	(1.0)	(2)%
Revenue from Starz Networks decreased $11.8 million or 3% for the three months ended June 30, 2014 as compared to the corresponding prior year period. The overall decrease is primarily due to the one-time recognition during the three months ended June 30, 2013 of $18.6 million of previously deferred revenue. Excluding this prior year one-time adjustment, revenue increased $6.8 million as a result of an $11.8 million increase due to higher effective rates, partially offset by a $5.0 million decrease due to lower subscriptions. Subscriptions were negatively impacted at certain distributors by reduced promotional activity and/or programming package changes.
Starz Distribution earns revenue from its Home Video, Digital Media and Worldwide Distribution business units through the sale of its content in the U.S. and throughout the world on DVD’s, free and pay television, pay-per-view, video-on-demand, subscription video-on-demand, electronic sell-through and other digital formats. Starz Distribution’s content includes content we own and license, including Starz Network’s original programming, and for the Home Video and Digital Media business units, it also includes the Weinstein’s films. Revenue from Starz Distribution decreased $96.9 million or 56% for the three months ended June 30, 2014 as compared to the corresponding prior year period. This decrease is primarily due to a decrease in revenue from the distribution of films for Weinstein. Weinstein new releases during the three months ended June 30, 2013 included two significant releases, Django Unchained and Silver Linings Playbook while new releases during the three months ended June 30, 2014 included smaller releases such as August - Osage County and Philomena.
Programming
Programming costs are Starz Networks’ largest expense. Programming costs decreased $6.9 million or 4% for the three months ended June 30, 2014 as compared to the corresponding prior year period. Programming costs vary due to the number of airings and cost of our original productions, the number of films licensed and the cost per film paid under our output and library programming agreements. The decrease in programming costs is primarily due to the premiere of one original series during the second quarter of 2014 (Power) compared to the premiere of two original series (Da Vinci’s Demons Season 1 and Magic City Season 2) during the second quarter of 2013, and is partially offset by increased utilization of library content.
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
Production and Acquisition
Production and acquisition costs are Starz Distribution’s largest expense and include amortization of our investment in films and television programs and participation costs. The portion of costs attributed to the pay television window for our original productions is included in programming costs. All remaining production and acquisition costs for original productions as well as our other films and television programs that we own or license (not including films licensed under our output and library programming agreements which are included in programming costs) are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of and cost of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., Weinstein, producers or writers of our original programming, etc.) has an ownership interest.
Production and acquisition costs decreased $63.4 million or 56% for the three months ended June 30, 2014 as compared to the corresponding prior year period. The decrease is primarily due to lower Starz Distribution revenue associated with films distributed for Weinstein, as previously discussed, during the three months ended June 30, 2014 (which resulted in lower participation costs).
Home Video Cost of Sales
Home video cost of sales represents the direct costs related to the production of DVDs in our Starz Distribution segment. Home video cost of sales decreased $5.4 million or 36% for the three months ended June 30, 2014 as compared to the corresponding prior year period. Home video cost of sales represented 25% and 12% of home video net sales for the three months ended June 30, 2014 and 2013, respectively. Such increase in costs as a percentage of sales is due to lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Selling, General and Administrative
Selling, general and administrative expenses are as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Advertising and marketing:
Starz Networks	$22.1	$33.8	$(11.7)	(35)%
Starz Distribution	7.2	18.6	(11.4)	(61)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	29.3	52.4	(23.1)	(44)%
General and administrative
Starz Networks	21.2	20.4	0.8	4%
Starz Distribution	11.4	8.8	2.6	30%
Starz Animation	0.2	0.2	—	—%
Inter-segment eliminations	—	—	—	—%
Total general and administrative	32.8	29.4	3.4	12%

Total selling, general and administrative	$62.1	$81.8	$(19.7)	(24)%

General and administrative expense as a percentage of revenue	8%	6%
Starz Networks’ advertising and marketing costs decreased due to lower spend related to our original programming line-up, which included one original series premiering in the second quarter of 2014 as compared to two original series premiering in the second quarter of 2013, and a decrease in distributor marketing support. Starz Distribution’s advertising and marketing costs decreased primarily as a result of reduced spend due to fewer significant new films distributed for Weinstein. The increase in Starz Distribution’s general and administrative expense is primarily due to an increase in bad debt expense. The increase in consolidated general and administrative expense as a percentage of revenue was primarily due to the decrease in revenue during the second quarter of 2014.

Adjusted OIBDA
Adjusted OIBDA by segment is as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Adjusted OIBDA (1)
Starz Networks	$121.8	$116.4	$5.4	5%
Starz Distribution	(3.8)	14.6	(18.4)	(126)%
Starz Animation	(0.8)	(0.7)	(0.1)	(14)%
Inter-segment eliminations	0.2	(0.7)	0.9	129%
Total Adjusted OIBDA	$117.4	$129.6	$(12.2)	(9.4)%
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
Adjusted OIBDA for Starz Networks increased $5.4 million for the three months ended June 30, 2014 as compared to the corresponding prior year period. Excluding the one-time recognition of $18.6 million of deferred revenue mentioned above in the second quarter of 2013, adjusted OIBDA for Starz Networks increased $24.0 million or 25%. Such increase was a result of the increase in revenue and lower programming costs and advertising and marketing due to one original series premiering in the second quarter of 2014 as compared to two original series premiering in the second quarter of 2013. Adjusted OIBDA for Starz Distribution decreased $18.4 million primarily due to fewer significant new films distributed for Weinstein and an increase in bad debt expense.
Other Income (Expense), Net
We recorded other income, net of $11.0 million for the three months ended June 30, 2014 as compared to other expense, net of $0.5 million for the three months ended June 30, 2013. The income for the three months ended June 30, 2014 is primarily comprised of $10.7 million of cash we received from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets. We account for our investment in Revolution using the equity method and reduced our investment to zero in 2006. The expense for the three months ended June 30, 2013 is primarily comprised of additional expense that we recorded in connection with our guarantee of the Canadian Next Generation of Jobs Fund Grant, which was released in December 2013.
Income Taxes
We had income before income taxes of $104.0 million and $104.3 million and income tax expense of $35.0 million and $38.3 million for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 34% and 37% for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate differs from the U.S. federal income tax rate of 35% for the three months ended June 30, 2014 primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities.  In addition, our effective tax rate differs due to state and local taxes for both the three months ended June 30, 2014 and 2013.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2014 AND 2013
Our operating results are as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue:
Programming networks and other services	$735.3	$740.6	$(5.3)	(1)%
Home video net sales	94.8	176.2	(81.4)	(46)%
Total revenue	830.1	916.8	(86.7)	(9)%
Costs and expenses:
Programming (including amortization)	314.6	311.3	3.3	1%
Production and acquisition (including amortization)	90.8	153.1	(62.3)	(41)%
Home video cost of sales	22.7	30.2	(7.5)	(25)%
Operating	26.6	25.1	1.5	6%
Selling, general and administrative	131.8	151.0	(19.2)	(13)%
Stock compensation	15.3	16.3	(1.0)	(6)%
Depreciation and amortization	10.0	8.8	1.2	14%
Total costs and expenses	611.8	695.8	(84.0)	(12)%
Operating income	218.3	221.0	(2.7)	(1)%
Other income (expense):
Interest expense, net of amounts capitalized	(23.3)	(21.6)	(1.7)	(8)%
Other income (expense), net	11.5	(2.0)	13.5	675%
Income before income taxes	206.5	197.4	9.1	5%
Income tax expense	(70.7)	(73.2)	2.5	3%
Net income	$135.8	$124.2	$11.6	9%

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2014 TO SIX MONTHS ENDED JUNE 30, 2013
Revenue
Revenue by segment is as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue
Starz Networks	$652.2	$655.8	$(3.6)	(1)%
Starz Distribution	162.4	248.2	(85.8)	(35)%
Starz Animation	16.1	14.1	2.0	14%
Inter-segment eliminations	(0.6)	(1.3)	0.7	54%
Total revenue	$830.1	$916.8	$(86.7)	(9)%

Starz Networks’ revenue represented 79% and 72% of our total revenue for the six months ended June 30, 2014 and 2013, respectively.
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
The table below sets forth, for the periods presented, subscriptions to our Starz and Encore networks (subscriptions in millions):

	As of June 30,		# Change	% Change
Period End Subscriptions:	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Starz	22.0	21.8	0.2	1%
Encore	33.9	35.1	(1.2)	(3)%
Total	55.9	56.9	(1.0)	(2)%
Revenue from Starz Networks decreased $3.6 million or 1% for the six months ended June 30, 2014 as compared to the corresponding prior year period. The overall decrease is primarily due to the one-time recognition during the three months ended June 30, 2013 of $18.6 million of previously deferred revenue. Excluding this prior year one-time adjustment, revenue increased $15.0 million as a result of a $26.5 million increase due to higher effective rates, partially offset by an $11.5 million decrease due to lower subscriptions. Subscriptions were negatively impacted at certain distributors by retail price increases, tighter credit policies, reduced promotional activity and/or programming package changes.
Starz Distribution earns revenue from its Home Video, Digital Media and Worldwide Distribution business units through the sale of its content in the U.S. and throughout the world on DVD’s, free and pay television, pay-per-view, video-on-demand, subscription video-on-demand, electronic sell-through and other digital formats. Starz Distribution’s content includes content we own and license, including Starz Network’s original programming, and for the Home Video and Digital Media business units, it also includes the Weinstein’s films. Revenue from Starz Distribution decreased $85.8 million or 35% for the six months ended June 30, 2014 as compared to the corresponding prior year period. This decrease is primarily due to revenue from the distribution of films for Weinstein. Weinstein new releases during the six months ended June 30, 2013 included two significant releases, Django Unchained and Silver Linings Playbook, while the six months ended June 30, 2014 included only one significant new release, Lee Daniels’ The Butler.
Programming
Programming costs are Starz Networks’ largest expense. Programming costs increased $3.3 million or 1% for the six months ended June 30, 2014 as compared to the corresponding prior year period. Programming costs vary due to the number of airings and cost of our original productions, the number of films licensed and the cost per film paid under our output and library programming agreements. The increase in programming costs is primarily due to increased utilization of library content and higher original programming amortization.
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
Production and Acquisition
Production and acquisition costs are Starz Distribution’s largest expense and include amortization of our investment in films and television programs and participation costs. The portion of costs attributed to the pay television window for our original productions is included in programming costs. All remaining production and acquisition costs for original productions as well as our other films and television programs that we own or license (not including films licensed under our output and library programming agreements which are included in programming costs) are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of and cost of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., Weinstein, producers or writers of our original programming, etc.) has an ownership interest.
Production and acquisition costs decreased $62.3 million or 41% for the six months ended June 30, 2014 as compared to the corresponding prior year period. The decrease is primarily due to lower Starz Distribution revenue associated with films distributed for Weinstein, as previously discussed, during the six months ended June 30, 2014 (which resulted in lower participation costs).
Home Video Cost of Sales
Home video cost of sales represents the direct costs related to the production of DVDs in our Starz Distribution segment. Home video cost of sales decreased $7.5 million or 25% for the six months ended June 30, 2014 as compared to the corresponding prior year period. Home video cost of sales represented 24% and 17% of home video net sales for the six months ended June 30, 2014 and 2013, respectively. Such increase in costs as a percentage of sales is due to lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Selling, General and Administrative
Selling, general and administrative expenses are as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Advertising and marketing:
Starz Networks	$50.1	$60.4	$(10.3)	(17)%
Starz Distribution	18.3	26.9	(8.6)	(32)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	68.4	87.3	(18.9)	(22)%
General and administrative
Starz Networks	42.9	45.4	(2.5)	(6)%
Starz Distribution	20.2	18.0	2.2	12%
Starz Animation	0.3	0.3	—	—%
Inter-segment eliminations	—	—	—	—%
Total general and administrative	63.4	63.7	(0.3)	—%

Total selling, general and administrative	$131.8	$151.0	$(19.2)	(13)%

General and administrative expense as a percentage of revenue	8%	7%
Starz Networks’ advertising and marketing costs decreased due to lower distributor marketing support and timing of spend on our original programming. Starz Distribution’s advertising and marketing costs decreased primarily as a result of reduced spend due to fewer significant new films distributed for Weinstein. The decrease in Starz Networks’ general and administrative expense is due to a decrease in legal costs. The increase in Starz Distribution’s general and administrative expense is primarily due to an increase in bad debt expense. The increase in consolidated general and administrative expense as a percentage of revenue was primarily due to the decrease in revenue during the six months ended June 30, 2014.

Adjusted OIBDA
Adjusted OIBDA by segment is as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Adjusted OIBDA (1)
Starz Networks	$235.8	$230.8	$5.0	2%
Starz Distribution	8.9	17.2	(8.3)	(48)%
Starz Animation	(1.4)	(1.3)	(0.1)	(8)%
Inter-segment eliminations	0.3	(0.6)	0.9	150%
Total Adjusted OIBDA	$243.6	$246.1	$(2.5)	(1)%
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
Adjusted OIBDA for Starz Networks increased $5.0 million for the six months ended June 30, 2014 as compared to the corresponding prior year period. Excluding the one-time recognition of $18.6 million of deferred revenue mentioned above in the second quarter of 2013, adjusted OIBDA for Starz Networks increased $23.6 million or 11%. Such increase was a result of the increase in revenue and lower advertising and marketing costs, both of which were partially offset by the increase in programming costs. Adjusted OIBDA for Starz Distribution decreased $8.3 million primarily due to fewer significant new films distributed for Weinstein and an increase in bad debt expense.
Other Income (Expense), Net
We recorded other income, net of $11.5 million for the six months ended June 30, 2014 as compared to other expense, net of $2.0 million for the six months ended June 30, 2013. The income for the six months ended June 30, 2014 is primarily comprised of $10.7 million of cash we received from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets. We account for our investment in Revolution using the equity method and reduced our investment to zero in 2006. In addition, the income includes gains on foreign currency hedging transactions and foreign currency exchange gains. The expense for the six months ended June 30, 2013 is primarily comprised of additional expense that we recorded in connection with our guarantee of the Canadian Next Generation of Jobs Fund Grant, which was released in December 2013.
Income Taxes
We had income before income taxes of $206.5 million and $197.4 million and income tax expense of $70.7 million and $73.2 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 34% and 37% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate differs from the U.S. federal income tax rate of 35% for the six months ended June 30, 2014 primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities.  In addition, our effective tax rate differs due to state and local taxes for both the six months ended June 30, 2014 and 2013.
MATERIAL CHANGES IN FINANCIAL CONDITION
As of June 30, 2014, our cash and cash equivalents totaled $12.9 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.

We generated cash from operating activities of $60.0 million and $141.1 million for the six months ended June 30, 2014 and 2013, respectively. Our primary uses of cash are for payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $237.8 million and $227.5 million for the six months ended June 30, 2014 and 2013, respectively, and increased primarily due to a higher number of first-run films in 2014 as compared to 2013. Cash paid for original programming, home video and other content totaled $180.5 million and $101.6 million for the six months ended June 30, 2014 and 2013, respectively, and increased primarily due to the increase in the number of original series in production. We plan to continue to increase our investments in original programming in future periods.
The timing of our tax payments positively impacted net cash provided by operating activities in 2014 due to the Internal Revenue Code Section 199 deduction which we qualified for in the fourth quarter of 2013, resulting in tax payments during the six months ended June 30, 2014 of $48.2 million as compared to $90.9 million during the six months ended June 30, 2013.
We received $10.7 million of cash from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets during the six months ended June 30, 2014.
In connection with the LMC Spin-Off, Starz, LLC distributed $1.2 billion in cash to Old LMC in January 2013 funded by a combination of cash on hand and $550.0 million in borrowings under our Revolving Credit Facility. During the six months ended June 30, 2014, we had net borrowings of $56.1 million.
Additionally, we used $136.6 million of cash for Starz to buy back common stock, including fees, under its share repurchase program for the six months ended June 30, 2014 as compared to $81.8 million for the six months ended June 30, 2013. Starz has $373.8 million available under its share repurchase program as of June 30, 2014.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include debt repayments, our funding of the buybacks of Starz’s common stock and capital expenditures during 2014. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our Revolving Credit Facility through its expiration on November 16, 2016 and borrowings under a replacement credit facility or other financing sources thereafter will be sufficient to fund our cash commitments for investing and financing activities, such as our capital expenditures and long term debt obligations from 2015 through 2018. As of June 30, 2014, we had $635.0 million of borrowing capacity available under our Revolving Credit Facility.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board issued the Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”
For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption.
We are currently assessing the impact that these changes will have on our consolidated financial statements and therefore are unable to quantify such impact or determine the method of adoption.

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
As of June 30, 2014, our debt is comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$365.0	1.95%	$750.3	5.14%
As shown above, the majority of our outstanding debt at June 30, 2014 was fixed rate debt. We have borrowing capacity at June 30, 2014 of $635.0 million under our Revolving Credit Facility at variable rates.
At June 30, 2014, the fair value of the Senior Notes was $704.5 million. We believe the fair value of the Revolving Credit Facility approximates its carrying value as of June 30, 2014 due to its variable rate nature and our stable credit spread.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Starz, LLC
	By:	/s/ Christopher P. Albrecht
Date: July 30, 2014		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/ Christopher P. Albrecht
Christopher P. Albrecht		Chief Executive Officer (Principal Executive Officer)	July 30, 2014
/s/ Scott D. Macdonald
Scott D. Macdonald		Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	July 30, 2014

Starz		Sole Member-Manager of the Registrant	July 30, 2014
By:	/s/ David Weil
David Weil		Executive Vice President, General Counsel

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