Form 10-Q
period 2015-06-30
Starz, LLC
filed 2015-07-29
CIK 1559270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Starz, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in millions)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$20.3	$13.4
Trade accounts receivable, net of allowances of $27.0 and $41.9	269.4	249.1
Program rights, net	372.8	303.5
Deferred income taxes	0.9	0.9
Other current assets	55.1	70.1
Total current assets	718.5	637.0
Program rights	309.8	311.3
Investment in films and television programs, net	305.9	319.5
Property and equipment, net of accumulated depreciation of $132.1 and $123.4	86.8	89.8
Deferred income taxes	17.5	—
Goodwill	131.8	131.8
Other assets, net (Note 7)	112.4	83.8
Total assets	$1,682.7	$1,573.2

Liabilities and Member’s Interest
and Noncontrolling Interest
Current liabilities:
Current portion of debt (Note 2)	$5.4	$5.3
Trade accounts payable	5.4	10.1
Accrued liabilities (Notes 4, 6 and 7)	225.1	327.4
Deferred revenue	14.9	7.4
Total current liabilities	250.8	350.2
Debt (Note 2)	1,245.2	1,174.2
Deferred income taxes	—	1.1
Other liabilities (Note 6)	5.5	7.9
Total liabilities	1,501.5	1,533.4

Member’s interest	188.9	48.5
Noncontrolling interest in subsidiary	(7.7)	(8.7)
Total member’s interest and noncontrolling interest	181.2	39.8
Commitments and contingencies (Note 6)
Total liabilities and member’s interest and noncontrolling interest	$1,682.7	$1,573.2

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Programming networks and other services	$380.3	$372.0	$796.1	$735.3
Home video net sales	37.4	38.1	72.3	94.8
Total revenue	417.7	410.1	868.4	830.1

Costs and expenses:
Programming (including amortization) (Notes 3 and 6)	154.5	158.7	300.5	315.6
Production and acquisition (including amortization) (Note 4)	50.0	49.9	106.6	90.8
Home video cost of sales	10.0	9.7	20.4	22.7
Operating (Note 3)	12.4	12.6	25.7	26.7
Selling, general and administrative (Note 3)	75.5	69.3	152.7	146.0
Depreciation and amortization	4.8	5.1	9.5	10.0
Total costs and expenses	307.2	305.3	615.4	611.8

Operating income	110.5	104.8	253.0	218.3

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(11.3)	(11.8)	(22.5)	(23.3)
Other income (expense), net	(2.1)	11.0	(4.3)	11.5
Income before income taxes	97.1	104.0	226.2	206.5

Income tax expense (Note 5)	(34.1)	(35.0)	(77.1)	(70.7)

Net income	63.0	69.0	149.1	135.8

Net loss (income) attributable to noncontrolling interest	0.4	1.1	(1.1)	(0.8)

Net income attributable to member	$63.4	$70.1	$148.0	$135.0

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$63.0	$69.0	$149.1	$135.8

Other comprehensive income (loss), net of taxes -
Foreign currency translation adjustments from operations	(0.1)	0.1	0.6	(0.1)

Comprehensive income	62.9	69.1	149.7	135.7

Comprehensive loss (income) attributable to noncontrolling interest	0.5	1.1	(1.2)	(0.8)

Comprehensive income attributable to member	$63.4	$70.2	$148.5	$134.9

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$149.1	$135.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9.5	10.0
Amortization of program rights	281.1	293.6
Program rights payments	(253.5)	(237.8)
Amortization of investment in films and television programs	80.1	75.6
Investment in films and television programs	(233.6)	(180.5)
Stock compensation	16.4	15.3
Deferred income taxes	(10.2)	(6.5)
Other non-operating and non-cash items	(7.2)	(12.4)
Changes in assets and liabilities:
Current and other assets	(23.3)	25.6
Payables and other liabilities	(34.4)	(58.7)
Net cash provided by (used in) operating activities	(26.0)	60.0

Investing activities:
Purchases of property and equipment	(5.8)	(3.2)
Cash received from equity investee	—	10.7
Net cash provided by (used in) investing activities	(5.8)	7.5

Financing activities:
Borrowings of debt	734.0	208.5
Payments of debt	(662.6)	(152.4)
Debt issuance costs	(5.0)	—
Contributions from parent related to exercise of stock options	7.7	2.6
Minimum withholding of taxes related to stock compensation	(15.3)	(8.6)
Excess tax benefit from stock compensation	12.7	6.2
Distributions to parent related to repurchases of common stock	(32.8)	(136.6)
Net cash provided by (used in) financing activities	38.7	(80.3)

Net increase (decrease) in cash and cash equivalents	6.9	(12.8)
Cash and cash equivalents:
Beginning of period	13.4	25.7
End of period	$20.3	$12.9

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statement of Member’s Interest and Noncontrolling Interest
Six Months Ended June 30, 2015
(Unaudited)
(in millions)

	Member’s Interest	Noncontrolling Interest	Total
Balance at December 31, 2014	$48.5	$(8.7)	$39.8
Net income	148.0	1.1	149.1
Other comprehensive income	0.5	0.1	0.6
Stock compensation	19.6	(0.2)	19.4
Contributions from parent related to exercise of stock options	7.7	—	7.7
Minimum withholding of taxes related to stock compensation	(15.3)	—	(15.3)
Excess tax benefit from stock compensation	12.7	—	12.7
Distributions to parent related to repurchases of common stock	(32.8)	—	(32.8)
Balance at June 30, 2015	$188.9	$(7.7)	$181.2

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Starz Digital

Starz Digital is the global digital and on-demand licensing arm of Starz and distributes content on pay-per-view, video-on-demand, subscription video-on-demand (“SVOD”), ad-supported video-on-demand (“AVOD”), electronic sell-through and other digital formats for Starz’s owned content, including Starz Networks’ original series, Weinstein’s titles and content licensed from third-parties in the U.S. and throughout the world to the extent it has rights to such content in international territories. Starz Digital receives fees for its content from a wide array of partners and distributors ranging from traditional MVPDs to online and mobile distributors.

Starz Worldwide Distribution

Starz Worldwide Distribution is the global television licensing arm of Starz and distributes movies, television series, documentaries, children’s programming and other video content. Starz Worldwide Distribution exploits Starz’s owned content, including Starz Networks’ original series, and content for which it has licensed rights on free or pay television in the U.S. and throughout the world on free or pay television and other media to the extent it has rights to such content in international territories. Starz Worldwide Distribution receives fees for its content primarily from various U.S. and international programming networks.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2015 presentation.

Note 2 - Debt

Debt consists of the following (in millions):

	June 30, 2015	December 31, 2014
2015 Credit Agreement (a)	$506.0	$—
2011 Credit Agreement (b)	—	432.0
Senior Notes, including premium of $2.2 and $2.5 (c)	677.2	677.5
Capital leases (d)	67.4	70.0
Total debt	1,250.6	1,179.5
Less current portion of debt	(5.4)	(5.3)
Debt	$1,245.2	$1,174.2

(a)
On April 20, 2015, Starz, LLC entered into a credit agreement (“2015 Credit Agreement”) that provides for $1,000.0 million in revolving loans with a $50.0 million sub-limit for stand-by letters of credit. Net proceeds from the 2015 Credit Agreement were used to repay and terminate the 2011 Credit Agreement (as defined below). Borrowings under the 2015 Credit Agreement may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the 2015 Credit Agreement may be reborrowed.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

The 2015 Credit Agreement is scheduled to mature on April 20, 2020. As of June 30, 2015, Starz, LLC had $494.0 million of borrowing capacity under the 2015 Credit Agreement.

Interest on each loan under the 2015 Credit Agreement is payable at either an alternate base rate or LIBOR at Starz, LLC’s election. Borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.25% depending on the consolidated leverage ratio of Starz, LLC, as defined in the 2015 Credit Agreement. The alternate base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus ½ of 1% or (c) LIBOR for a one-month interest period plus 1%. Borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.25% depending on the consolidated leverage ratio of Starz, LLC. The 2015 Credit Agreement requires Starz, LLC to pay a commitment fee on any unused portion. The commitment fee varies between 0.25% and 0.40%, depending on the consolidated leverage ratio of Starz, LLC.

As of June 30, 2015, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding under the 2015 Credit Agreement (dollars in millions):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
June 2015 to July 2015	1.9341%	$95.0
June 2015 to July 2015	1.9375%	371.0
June 2015 to July 2015	1.9360%	11.0
June 2015 and forward	4.0000%	29.0
		$506.0

The 2015 Credit Agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the 2015 Credit Agreement. As of June 30, 2015, Starz, LLC was in compliance with all covenants under the 2015 Credit Agreement.

(b)
On November 16, 2011, Starz, LLC entered into a credit agreement (“2011 Credit Agreement”) that provided for $1,000.0 million of revolving loans and a $50.0 million sub-limit for standby letters of credit with a maturity date of November 16, 2016. On April 20, 2015, Starz, LLC repaid and terminated the 2011 Credit Agreement using borrowings under the 2015 Credit Agreement.

(c)
Starz, LLC and Starz Finance Corp., a wholly-owned subsidiary, co-issued $675.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (“Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year and are guaranteed by Starz Entertainment.

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of June 30, 2015, Starz, LLC was in compliance with all covenants under the Senior Notes.

(d)
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

At June 30, 2015, the fair value of the Senior Notes was $688.5 million which was based upon quoted prices in active markets. Starz, LLC believes the fair value of the 2015 Credit Agreement approximates its carrying value as of June 30, 2015 due to its variable rate nature and Starz, LLC’s stable credit spread.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Amounts totaling $1.8 million, $0.9 million, $3.3 million and $1.8 million of interest expense have been capitalized as investment in films and television programs during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, respectively.

Note 3 – Stock Options and Restricted Stock

Starz has granted to certain of Starz, LLC’s employees and directors, stock options to purchase Starz Series A common stock, restricted shares of Starz Series A common stock and restricted stock units pursuant to the Starz incentive plans.

Stock compensation expense, by expense category, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Programming costs	$0.7	$0.3	$1.3	$1.0
Operating expenses	0.1	—	0.2	0.1
Selling, general and administrative expenses	7.3	7.2	14.9	14.2
Total stock compensation expense	$8.1	$7.5	$16.4	$15.3

As of June 30, 2015, the total unrecognized compensation cost related to unvested stock options, restricted stock and restricted stock units was approximately $55.9 million. Such amount will be recognized in Starz, LLC’s condensed consolidated statements of operations over a weighted average period of approximately 2.22 years.

The following table presents the number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock:

	Options	WAEP
Outstanding at December 31, 2014	13,688,570	$18.32
Granted	48,540	$34.19
Exercised	(1,924,218)	$14.37
Forfeited	(436,339)	$21.86
Expired/canceled	—	$—
Outstanding at June 30, 2015	11,376,553	$18.92

Exercisable at June 30, 2015	4,172,914	$14.28

At June 30, 2015, the weighted-average remaining contractual term of outstanding options is 5.5 years and exercisable options is 4.2 years. At June 30, 2015, the aggregate intrinsic value of the outstanding options is $293.6 million and the exercisable options is $127.0 million.

The following table presents the number and weighted-average grant date fair value of restricted stock grants:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	454,595	$26.45
Granted	10,028	$39.49
Vested	(51,615)	$19.18
Forfeited	(19,168)	$29.02
Outstanding at June 30, 2015	393,840	$27.59

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

In 2015, Starz granted to certain of Starz, LLC’s employees, restricted stock units that will vest based upon the actual, cumulative Adjusted OIBDA (as defined in Note 8) achieved by Starz during a three year performance period beginning on January 1, 2015 and ending on December 31, 2017 (“Performance Period”), compared to a target cumulative Adjusted OIBDA during the Performance Period specified by the Starz compensation committee. Potential vesting of the restricted stock units ranges from a threshold of 50% of the target award if Starz’s actual three-year cumulative Adjusted OIBDA equals 90% of the targeted amount, to a maximum of 200% of the target award if Starz’s actual three-year cumulative Adjusted OIBDA equals or exceeds 120% of the targeted amount. Results between threshold, target and maximum will be interpolated on a straight line basis. Each restricted stock unit provides the right to receive, in those specified circumstances, one share of Starz Series A common stock. Based upon the target for the Performance Period, the number of restricted stock units representing the threshold, target and maximum are 48,942 units, 97,884 units and 195,768 units, respectively.

Note 4 – Related Party Transactions

In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution of certain of Weinstein’s theatrical releases on DVD and digital formats. Effective December 2014, Anchor Bay Entertainment extended, through April 2020, its license agreement with Weinstein. Anchor Bay Entertainment earns a fee for the distribution of such theatrical titles. Starz, LLC recognized expense of $31.7 million, $28.2 million, $53.1 million and $54.3 million, which is included in production and acquisition costs in the accompanying condensed consolidated statements of operations, for Weinstein’s share of the net proceeds under the license agreement, for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, respectively. Cash paid to Weinstein for investment in films and television programs totaled $85.1 million and $57.9 million for the six months ended June 30, 2015 and 2014, respectively. Amounts due to Weinstein totaled none and $59.6 million, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets, at June 30, 2015 and December 31, 2014, respectively.

Note 5 - Income Taxes

The income tax provision for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014 is calculated by estimating Starz, LLC’s annual effective tax rate and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. Our effective tax rate was 35%, 34%, 34% and 34% for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, which is partially offset by state and local taxes.
Note 6 - Commitments and Contingencies

Programming Rights

Starz, LLC has an exclusive multi-year output licensing agreement for qualifying films that are released theatrically in the U.S. by Sony Pictures Entertainment Inc. (“Sony”) through 2021. The agreement provides Starz, LLC with exclusive pay TV rights to exhibit qualifying theatrically released films under the Sony, Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels. Theatrically released films produced by Sony Pictures Animation are not licensed to Starz, LLC under the Sony agreement. In addition, Starz, LLC has an exclusive licensing agreement for qualifying films that are released theatrically in the U.S. by Walt Disney Company (“Disney”) through 2015. The agreement provides Starz, LLC with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks and released by Disney are not licensed to Starz, LLC under the Disney agreement. The programming fees to be paid to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz, LLC has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance for program rights related to films that were available for exhibition at June 30, 2015 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of June 30,

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

2015, such liabilities aggregated approximately $79.3 million and are payable as follows: $68.7 million in 2015, $10.3 million in 2016 and $0.3 million in 2017.

The estimated amounts payable under programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony and Disney agreements, which have not been accrued as of June 30, 2015, are as follows: $78.6 million in 2015; $213.3 million in 2016; $115.0 million in 2017; $104.8 million in 2018; $89.6 million in 2019 and $166.9 million thereafter.

Starz, LLC is also obligated to pay fees for films that have not yet been released in theaters by Sony and Disney. Starz, LLC is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $144.2 million, $147.3 million, $281.1 million and $293.6 million for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

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

Note 7 – Other Information

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	June 30, 2015	December 31, 2014
Program rights payable	$76.7	$89.0
Royalties, residuals and participations	70.7	74.6
Participations payable to Weinstein	—	59.6
Advertising and marketing	32.0	41.1
Payroll and related costs	18.0	27.5
Other	27.7	35.6
	$225.1	$327.4

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2015	2014
Cash paid for interest, net of amounts capitalized	$21.3	$22.1
Cash paid for income taxes	$69.4	$48.2

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

those goods or services.” For a public entity, ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before annual periods beginning after December 15, 2016. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. Starz, LLC is currently assessing the impact that these changes will have on its consolidated financial statements and therefore is unable to quantify such impact or determine the method of adoption.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For a public entity, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. As of June 30, 2015, Starz, LLC had $13.4 million of debt issuance costs which are included in other assets, net in the accompanying condensed consolidated balance sheets.
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

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Adjusted OIBDA	$123.4	$117.4	$278.9	$243.6
Stock compensation	(8.1)	(7.5)	(16.4)	(15.3)
Depreciation and amortization	(4.8)	(5.1)	(9.5)	(10.0)
Interest expense, net of amounts capitalized	(11.3)	(11.8)	(22.5)	(23.3)
Other income (expense), net	(2.1)	11.0	(4.3)	11.5
Income before income taxes	$97.1	$104.0	$226.2	$206.5

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Performance Measures (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Starz Networks	$333.3	$328.2	$667.3	$652.2
Starz Distribution	78.4	75.1	188.1	162.4
Starz Animation	6.5	7.2	13.8	16.1
Inter-segment eliminations	(0.5)	(0.4)	(0.8)	(0.6)
Total revenue	$417.7	$410.1	$868.4	$830.1

Adjusted OIBDA:
Starz Networks	$122.2	$121.8	$251.9	$235.8
Starz Distribution	2.0	(3.8)	28.4	8.9
Starz Animation	(0.7)	(0.8)	(1.3)	(1.4)
Inter-segment eliminations	(0.1)	0.2	(0.1)	0.3
Total Adjusted OIBDA	$123.4	$117.4	$278.9	$243.6

Other Information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash paid for investment in films and television programs:
Starz Networks	$71.2	$60.1	$140.3	$115.6
Starz Distribution	53.7	40.9	93.3	64.9
Starz Animation	—	—	—	—
Inter-segment eliminations	—	—	—	—
Total cash paid for investment in films and television programs	$124.9	$101.0	$233.6	$180.5

			June 30, 2015	December 31, 2014
Total assets:
Starz Networks			$1,547.9	$1,357.4
Starz Distribution			208.1	174.1
Starz Animation			1.9	2.4
Other unallocated assets (primarily cash, deferred taxes and other assets, including a commercial lease for Starz’s corporate headquarters facility)			100.5	101.9
Inter-segment eliminations			(175.7)	(62.6)
Total assets			$1,682.7	$1,573.2

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
June 30, 2015

The following tables set forth the consolidating financial information of Starz, LLC, which includes the financial information of Starz Entertainment, the guarantor:

Consolidating Balance Sheet Information – As of June 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$14.2	$0.4	$5.7	$—	$20.3
Trade accounts receivable, net	215.6	—	53.8	—	269.4
Program rights, net	373.9	—	—	(1.1)	372.8
Deferred income taxes	0.3	0.6	—	—	0.9
Notes receivable from affiliates	155.7	—	—	(155.7)	—
Other current assets	29.7	13.1	12.3	—	55.1
Total current assets	789.4	14.1	71.8	(156.8)	718.5
Program rights	315.3	—	—	(5.5)	309.8
Investment in films and television programs, net	215.0	—	90.9	—	305.9
Property and equipment, net	45.2	41.1	0.5	—	86.8
Deferred income taxes	—	17.5	—	—	17.5
Goodwill	131.8	—	—	—	131.8
Other assets, net	51.2	13.4	61.2	(13.4)	112.4
Investment in consolidated subsidiaries	—	2,017.3	—	(2,017.3)	—
Total assets	$1,547.9	$2,103.4	$224.4	$(2,193.0)	$1,682.7

Liabilities and Member’s Interest (Deficit) and Noncontrolling Interest
Current liabilities:
Current portion of debt	$4.8	$0.6	$—	$—	$5.4
Trade accounts payable	3.7	—	1.7	—	5.4
Accrued liabilities	162.1	12.5	61.3	(10.8)	225.1
Notes payable due to affiliate	—	—	155.7	(155.7)	—
Due to (from) affiliates	(720.0)	703.9	16.1	—	—
Deferred revenue	—	—	14.9	—	14.9
Total current liabilities	(549.4)	717.0	249.7	(166.5)	250.8
Debt	1,202.3	1,226.1	—	(1,183.2)	1,245.2
Deferred income taxes	21.8	(20.9)	—	(0.9)	—
Other liabilities	4.1	—	6.8	(5.4)	5.5
Total liabilities	678.8	1,922.2	256.5	(1,356.0)	1,501.5

Member’s interest (deficit)	869.1	188.9	(32.1)	(837.0)	188.9
Noncontrolling interest in subsidiary	—	(7.7)	—	—	(7.7)
Total member’s interest (deficit) and noncontrolling interest	869.1	181.2	(32.1)	(837.0)	181.2
Total liabilities and member’s interest (deficit) and noncontrolling interest	$1,547.9	$2,103.4	$224.4	$(2,193.0)	$1,682.7

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Operations Information – For the Three Months Ended June 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$340.9	$—	$41.5	$(2.1)	$380.3
Home video net sales	6.4	—	32.3	(1.3)	37.4
Total revenue	347.3	—	73.8	(3.4)	417.7

Costs and expenses:
Programming (including amortization)	154.8	—	—	(0.3)	154.5
Production and acquisition (including amortization)	7.1	—	42.9	—	50.0
Home video cost of sales	3.4	—	7.9	(1.3)	10.0
Operating	6.5	—	7.5	(1.6)	12.4
Selling, general and administrative	58.0	2.3	15.2	—	75.5
Depreciation and amortization	4.0	0.3	0.5	—	4.8
Total costs and expenses	233.8	2.6	74.0	(3.2)	307.2

Operating income (loss)	113.5	(2.6)	(0.2)	(0.2)	110.5

Other income (expense):
Interest expense, net of amounts capitalized	(10.5)	(12.6)	—	11.8	(11.3)
Interest income (expense), related party	2.8	—	(2.8)	—	—
Other income (expense), net	0.8	—	(2.9)	—	(2.1)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	106.6	(15.2)	(5.9)	11.6	97.1

Income tax benefit (expense)	(37.8)	8.0	(0.2)	(4.1)	(34.1)
Share of earnings of consolidated subsidiaries, net of taxes	—	70.2	—	(70.2)	—

Net income (loss)	68.8	63.0	(6.1)	(62.7)	63.0

Net loss attributable to noncontrolling interest	—	0.4	—	—	0.4

Net income (loss) attributable to member	$68.8	$63.4	$(6.1)	$(62.7)	$63.4

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Comprehensive Income (Loss) Information – For the Three Months Ended June 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income (loss)	$68.8	$63.0	$(6.1)	$(62.7)	$63.0

Other comprehensive loss, net of taxes -
Foreign currency translation adjustments	—	(0.1)	(0.1)	0.1	(0.1)

Comprehensive income (loss)	68.8	62.9	(6.2)	(62.6)	62.9

Comprehensive loss attributable to noncontrolling interest	—	0.5	—	—	0.5

Comprehensive income (loss) attributable to member	$68.8	$63.4	$(6.2)	$(62.6)	$63.4

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Operations Information – For the Three Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$337.3	$—	$36.9	$(2.2)	$372.0
Home video net sales	3.9	—	35.0	(0.8)	38.1
Total revenue	341.2	—	71.9	(3.0)	410.1

Costs and expenses:
Programming (including amortization)	159.1	—	—	(0.4)	158.7
Production and acquisition (including amortization)	7.1	—	42.8	—	49.9
Home video cost of sales	2.9	—	7.6	(0.8)	9.7
Operating	6.1	—	8.4	(1.9)	12.6
Selling, general and administrative	50.8	1.7	16.8	—	69.3
Depreciation and amortization	3.9	0.4	0.8	—	5.1
Total costs and expenses	229.9	2.1	76.4	(3.1)	305.3

Operating income (loss)	111.3	(2.1)	(4.5)	0.1	104.8

Other income (expense):
Interest expense, net of amounts capitalized	(11.0)	(12.1)	—	11.3	(11.8)
Interest income (expense), related party	0.3	—	(0.3)	—	—
Other income (expense), net	—	(0.1)	11.1	—	11.0
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	100.6	(14.3)	6.3	11.4	104.0

Income tax benefit (expense)	(34.3)	4.1	(0.8)	(4.0)	(35.0)
Share of earnings of consolidated subsidiaries, net of taxes	—	79.2	—	(79.2)	—

Net income	66.3	69.0	5.5	(71.8)	69.0

Net loss attributable to noncontrolling interest	—	1.1	—	—	1.1

Net income attributable to member	$66.3	$70.1	$5.5	$(71.8)	$70.1

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Comprehensive Income Information – For the Three Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$66.3	$69.0	$5.5	$(71.8)	$69.0

Other comprehensive income, net of taxes -
Foreign currency translation adjustments	—	0.1	0.1	(0.1)	0.1

Comprehensive income	66.3	69.1	5.6	(71.9)	69.1

Comprehensive loss attributable to noncontrolling interest	—	1.1	—	—	1.1

Comprehensive income attributable to member	$66.3	$70.2	$5.6	$(71.9)	$70.2

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Operations Information – For the Six Months Ended June 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$725.3	$—	$83.2	$(12.4)	$796.1
Home video net sales	10.0	—	64.3	(2.0)	72.3
Total revenue	735.3	—	147.5	(14.4)	868.4

Costs and expenses:
Programming (including amortization)	301.1	—	—	(0.6)	300.5
Production and acquisition (including amortization)	27.9	—	78.7	—	106.6
Home video cost of sales	6.1	—	16.3	(2.0)	20.4
Operating	21.6	—	15.7	(11.6)	25.7
Selling, general and administrative	118.6	4.2	29.9	—	152.7
Depreciation and amortization	7.9	0.7	0.9	—	9.5
Total costs and expenses	483.2	4.9	141.5	(14.2)	615.4

Operating income (loss)	252.1	(4.9)	6.0	(0.2)	253.0

Other income (expense):
Interest expense, net of amounts capitalized	(21.2)	(24.9)	—	23.6	(22.5)
Interest income (expense), related party	4.5	—	(4.5)	—	—
Other expense, net	—	—	(4.6)	0.3	(4.3)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	235.4	(29.8)	(3.1)	23.7	226.2

Income tax benefit (expense)	(81.5)	13.1	(0.4)	(8.3)	(77.1)
Share of earnings of consolidated subsidiaries, net of taxes	—	165.8	—	(165.8)	—

Net income (loss)	153.9	149.1	(3.5)	(150.4)	149.1

Net income attributable to noncontrolling interest	—	(1.1)	—	—	(1.1)

Net income (loss) attributable to member	$153.9	$148.0	$(3.5)	$(150.4)	$148.0

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Comprehensive Income (loss) Information – For the Six Months Ended June 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income (loss)	$153.9	$149.1	$(3.5)	$(150.4)	$149.1

Other comprehensive income, net of taxes -
Foreign currency translation adjustments	—	0.6	0.6	(0.6)	0.6

Comprehensive income (loss)	153.9	149.7	(2.9)	(151.0)	149.7

Comprehensive income attributable to noncontrolling interest	—	(1.2)	—	—	(1.2)

Comprehensive income (loss) attributable to member	$153.9	$148.5	$(2.9)	$(151.0)	$148.5

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Operations Information – For the Six Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$671.8	$—	$68.0	$(4.5)	$735.3
Home video net sales	7.8	—	88.6	(1.6)	94.8
Total revenue	679.6	—	156.6	(6.1)	830.1

Costs and expenses:
Programming (including amortization)	316.4	—	—	(0.8)	315.6
Production and acquisition (including amortization)	13.0	—	77.8	—	90.8
Home video cost of sales	5.6	—	18.7	(1.6)	22.7
Operating	12.7	—	18.0	(4.0)	26.7
Selling, general and administrative	106.5	3.4	36.1	—	146.0
Depreciation and amortization	7.7	0.7	1.6	—	10.0
Total costs and expenses	461.9	4.1	152.2	(6.4)	611.8

Operating income (loss)	217.7	(4.1)	4.4	0.3	218.3

Other income (expense):
Interest expense, net of amounts capitalized	(21.8)	(24.0)	—	22.5	(23.3)
Interest income (expense), related party	0.5	—	(0.5)	—	—
Other income (loss), net	0.4	(0.1)	11.2	—	11.5
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	196.8	(28.2)	15.1	22.8	206.5

Income tax benefit (expense)	(67.4)	7.3	(2.6)	(8.0)	(70.7)
Share of earnings of consolidated subsidiaries, net of taxes	—	156.7	—	(156.7)	—

Net income	129.4	135.8	12.5	(141.9)	135.8

Net income attributable to noncontrolling interest	—	(0.8)	—	—	(0.8)

Net income attributable to member	$129.4	$135.0	$12.5	$(141.9)	$135.0

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Comprehensive Income Information – For the Six Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$129.4	$135.8	$12.5	$(141.9)	$135.8

Other comprehensive loss, net of taxes -
Foreign currency translation adjustments	—	(0.1)	(0.1)	0.1	(0.1)

Comprehensive income	129.4	135.7	12.4	(141.8)	135.7

Comprehensive income attributable to noncontrolling interest	—	(0.8)	—	—	(0.8)

Comprehensive income attributable to member	$129.4	$134.9	$12.4	$(141.8)	$134.9

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Cash Flows’ Information – For the Six Months Ended June 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income (loss)	$153.9	$149.1	$(3.5)	$(150.4)	$149.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7.9	0.7	0.9	—	9.5
Amortization of program rights	281.7	—	—	(0.6)	281.1
Program rights payments	(254.0)	—	—	0.5	(253.5)
Amortization of investment in films and television programs	22.3	—	57.8	—	80.1
Investment in films and television programs	(140.2)	—	(93.4)	—	(233.6)
Stock compensation	14.7	0.4	1.3	—	16.4
Share of earnings of consolidated subsidiaries	—	(165.8)	—	165.8	—
Deferred income taxes	(9.9)	(0.5)	—	0.2	(10.2)
Other non-operating and non-cash items	2.5	1.3	(9.8)	(1.2)	(7.2)
Changes in assets and liabilities:
Current and other assets	4.8	16.8	(45.7)	0.8	(23.3)
Due to / from affiliates	(26.9)	22.7	4.2	—	—
Payables and other liabilities	17.5	(19.3)	(17.5)	(15.1)	(34.4)
Net cash provided by (used in) operating activities	74.3	5.4	(105.7)	—	(26.0)
Investing activities – purchases of property and equipment	(5.7)	—	(0.1)	—	(5.8)
Financing activities:
Borrowings of debt	—	734.0	—	—	734.0
Payments of debt	(2.3)	(660.3)	—	—	(662.6)
Debt issuance costs	—	(5.0)	—	—	(5.0)
Borrowings under notes payable to affiliate	(109.0)	—	109.0	—	—
Net advances to / from affiliate	48.9	(48.9)	—	—	—
Contributions from parent related to exercise of stock options	—	7.7	—	—	7.7
Minimum withholding of taxes related to stock compensation	(13.4)	—	(1.9)	—	(15.3)
Excess tax benefit from stock compensation	12.7	—	—	—	12.7
Distributions to parent related to repurchases of common stock	—	(32.8)	—	—	(32.8)
Net cash provided by (used in) financing activities	(63.1)	(5.3)	107.1	—	38.7
Net increase in cash and cash equivalents	5.5	0.1	1.3	—	6.9
Cash and cash equivalents:
Beginning of period	8.7	0.3	4.4	—	13.4
End of period	$14.2	$0.4	$5.7	$—	$20.3
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(6.1)	$23.7	$3.7	$—	$21.3
Cash paid for income taxes	$78.7	$(9.6)	$0.3	$—	$69.4

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidating Statement of Cash Flows’ Information – For the Six Months Ended June 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income	$129.4	$135.8	$12.5	$(141.9)	$135.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7.7	0.7	1.6	—	10.0
Amortization of program rights	294.4	—	—	(0.8)	293.6
Program rights payments	(239.0)	—	—	1.2	(237.8)
Amortization of investment in films and television programs	14.1	—	61.5	—	75.6
Investment in films and television programs	(117.1)	—	(63.4)	—	(180.5)
Stock compensation	13.7	0.6	1.0	—	15.3
Share of earnings of consolidated subsidiaries	—	(156.7)	—	156.7	—
Deferred income taxes	(12.6)	6.1	—	—	(6.5)
Other non-operating and non-cash items	1.7	1.3	(14.1)	(1.3)	(12.4)
Changes in assets and liabilities:
Current and other assets	(17.9)	18.6	25.7	(0.8)	25.6
Due to / from affiliates	5.8	2.6	(8.4)	—	—
Payables and other liabilities	3.6	(8.8)	(40.4)	(13.1)	(58.7)
Net cash provided by (used in) operating activities	83.8	0.2	(24.0)	—	60.0
Investing activities:
Purchases of property and equipment	(3.2)	—	—	—	(3.2)
Cash received from equity investee	—	—	10.7	—	10.7
Net cash provided by (used in) investing activities	(3.2)	—	10.7	—	7.5
Financing activities:
Borrowings of debt	—	208.5	—	—	208.5
Payments of debt	(2.2)	(150.2)	—	—	(152.4)
Borrowings under notes payable to affiliate	(48.8)	—	48.8	—	—
Payments under notes payable to affiliate	35.7	—	(35.7)	—	—
Net advances to / from affiliate	(75.6)	75.6	—	—	—
Contributions from parent related to exercise of stock options	—	2.5	0.1	—	2.6
Minimum withholding of taxes related to stock compensation	(7.5)	—	(1.1)	—	(8.6)
Excess tax benefit from stock compensation	6.2	—	—	—	6.2
Distributions to parent related to repurchases of common stock	—	(136.6)	—	—	(136.6)
Net cash provided by (used in) financing activities	(92.2)	(0.2)	12.1	—	(80.3)
Net decrease in cash and cash equivalents	(11.6)	—	(1.2)	—	(12.8)
Cash and cash equivalents:
Beginning of period	20.8	0.4	4.5	—	25.7
End of period	$9.2	$0.4	$3.3	$—	$12.9
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(1.3)	$22.8	$0.6	$—	$22.1
Cash paid for income taxes	$72.9	$(24.4)	$(0.3)	$—	$48.2

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
Starz Distribution earns revenue from its Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses through the sale of its content in the U.S. and throughout the world on DVDs, pay-per-view, video-on-demand, SVOD, AVOD, electronic sell-through, other digital formats and free and pay television. Revenue generated from the sale of DVDs is recognized, net of an allowance for estimated sales returns, on the later of the estimated receipt of the product by the customer or after any restrictions on sale lapse. At the time of the initial sale, we also record a provision, based on historical trends and practices, to reduce revenue for discounts and rebates provided to customers related to the sale of DVDs. Revenue from digital and television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement and is available for exploitation by the licensee. The film or program is available for exploitation when it has been delivered or is available to the licensee and the license period has commenced. Starz Distribution’s content includes content we own and license, including Starz Networks’ original series, and for Anchor Bay Entertainment and Starz Digital, it also includes the Weinstein’s films.
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
RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2015 AND 2014
Our operating results are as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue:
Programming networks and other services	$380.3	$372.0	$8.3	2%
Home video net sales	37.4	38.1	(0.7)	(2)%
Total revenue	417.7	410.1	7.6	2%
Costs and expenses:
Programming (including amortization)	154.5	158.7	(4.2)	(3)%
Production and acquisition (including amortization)	50.0	49.9	0.1	—%
Home video cost of sales	10.0	9.7	0.3	3%
Operating	12.4	12.6	(0.2)	(2)%
Selling, general and administrative	75.5	69.3	6.2	9%
Depreciation and amortization	4.8	5.1	(0.3)	(6)%
Total costs and expenses	307.2	305.3	1.9	1%
Operating income	110.5	104.8	5.7	5%
Other income (expense):
Interest expense, net of amounts capitalized	(11.3)	(11.8)	0.5	4%
Other income (expense), net	(2.1)	11.0	(13.1)	(119)%
Income before income taxes	97.1	104.0	(6.9)	(7)%
Income tax expense	(34.1)	(35.0)	0.9	3%
Net income	$63.0	$69.0	$(6.0)	(9)%

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2015 TO THREE MONTHS ENDED JUNE 30, 2014
Revenue
Revenue by segment is as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue
Starz Networks	$333.3	$328.2	$5.1	2%
Starz Distribution	78.4	75.1	3.3	4%
Starz Animation	6.5	7.2	(0.7)	(10)%
Inter-segment eliminations	(0.5)	(0.4)	(0.1)	(25)%
Total revenue	$417.7	$410.1	$7.6	2%

Starz Networks’ revenue represented 80% of our total revenue for the three months ended June 30, 2015 and 2014.
The table below sets forth, for the periods presented, subscriptions to our STARZ and ENCORE networks (subscriptions in millions):

	As of June 30,		# Change	% Change
Period End Subscriptions:	2015	2014	‘15 vs ‘14	‘15 vs ‘14
STARZ	23.5	22.0	1.5	7%
ENCORE	33.3	33.9	(0.6)	(2)%
Total	56.8	55.9	0.9	2%
Revenue from Starz Networks increased $5.1 million or 2% for the three months ended June 30, 2015 as compared to the corresponding prior year period. The increase in revenue is a result of an $11.5 million increase due to higher effective rates, partially offset by a $6.4 million decrease due to lower average subscriptions. Consignment subscriptions were negatively impacted at certain distributors by reduced promotional activity.
Revenue from Starz Distribution increased $3.3 million or 4% for the three months ended June 30, 2015 as compared to the corresponding prior year period. This increase is primarily due to an increase in revenue from the digital distribution of films for Weinstein during the three months ended June 30, 2015.
Programming
Programming costs decreased $4.2 million or 3% for the three months ended June 30, 2015 as compared to the corresponding prior year period. The decrease in programming costs is primarily due to a $13.2 million decrease in output and library film amortization expense, partially offset by a $10.1 million increase in original series amortization expense.
We expect programming costs related to original programming to increase in the future. We are currently benefiting from a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during the most recent output agreement renewals. We expect to see continued savings in the 2015 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year over the next few years.
Home Video Cost of Sales
Home video cost of sales increased $0.3 million or 3% for the three months ended June 30, 2015 as compared to the corresponding prior year period. Home video cost of sales represented 27% and 25% of home video net sales for the three months ended June 30, 2015 and 2014, respectively. This increase in costs as a percentage of sales is due to higher revenue from our original series and lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Selling, General and Administrative
Selling, general and administrative expenses are as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Advertising and marketing
Starz Networks	$30.8	$22.1	$8.7	39%
Starz Distribution	8.3	7.2	1.1	15%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	39.1	29.3	9.8	33%
General and administrative, excluding stock compensation
Starz Networks	21.6	21.2	0.4	2%
Starz Distribution	7.3	11.4	(4.1)	(36)%
Starz Animation	0.2	0.2	—	—%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	29.1	32.8	(3.7)	(11)%
Stock compensation	7.3	7.2	0.1	1%
Total general and administrative	36.4	40.0	(3.6)	(9)%

Total selling, general and administrative	$75.5	$69.3	$6.2	9%

General and administrative expense as a percentage of revenue	9%	10%
Starz Networks’ advertising and marketing costs increased due to increased spend related to our original programming line-up and an increase in distributor marketing support. Starz Distribution’s advertising and marketing costs increased primarily as a result of additional spend related to films distributed for Weinstein. The decrease in Starz Distribution’s general and administrative expenses is primarily due to a decrease in bad debt expense.

Adjusted OIBDA
Adjusted OIBDA by segment is as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Adjusted OIBDA (1)
Starz Networks	$122.2	$121.8	$0.4	—%
Starz Distribution	2.0	(3.8)	5.8	153%
Starz Animation	(0.7)	(0.8)	0.1	13%
Inter-segment eliminations	(0.1)	0.2	(0.3)	(150)%
Total Adjusted OIBDA	$123.4	$117.4	$6.0	5%
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
Adjusted OIBDA for Starz Networks increased $0.4 million for the three months ended June 30, 2015 as compared to the corresponding prior year period. Such increase was a result of the increase in revenue and lower programming costs, both of which were partially offset by the increase in advertising and marketing costs. Adjusted OIBDA for Starz Distribution increased $5.8 million primarily due to higher revenue and a decrease in general and administrative expenses.
Other Income (Expense), Net
We recorded other expense, net of $2.1 million for the three months ended June 30, 2015 as compared to other income, net of $11.0 million for the three months ended June 30, 2014. The expense for the three months ended June 30, 2015 is primarily comprised of our share of losses from our investment in Playco Holdings Limited (“Playco”). We account for our investment in Playco using the equity method. The income for the three months ended June 30, 2014 is primarily comprised of $10.7 million of cash we received from Revolution Studios Holding Company, LLC (“Revolution”), an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets. We account for Revolution using the equity method and reduced our investment to zero in 2006.
Income Taxes
We had income before income taxes of $97.1 million and $104.0 million and income tax expense of $34.1 million and $35.0 million for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 35% and 34% for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate for the three months ended June 30, 2015 and 2014 is positively impacted by Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, which is partially offset by state and local taxes.  The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2015 AND 2014
Our operating results are as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue:
Programming networks and other services	$796.1	$735.3	$60.8	8%
Home video net sales	72.3	94.8	(22.5)	(24)%
Total revenue	868.4	830.1	38.3	5%
Costs and expenses:
Programming (including amortization)	300.5	315.6	(15.1)	(5)%
Production and acquisition (including amortization)	106.6	90.8	15.8	17%
Home video cost of sales	20.4	22.7	(2.3)	(10)%
Operating	25.7	26.7	(1.0)	(4)%
Selling, general and administrative	152.7	146.0	6.7	5%
Depreciation and amortization	9.5	10.0	(0.5)	(5)%
Total costs and expenses	615.4	611.8	3.6	1%
Operating income	253.0	218.3	34.7	16%
Other income (expense):
Interest expense, net of amounts capitalized	(22.5)	(23.3)	0.8	3%
Other income (expense), net	(4.3)	11.5	(15.8)	(137)%
Income before income taxes	226.2	206.5	19.7	10%
Income tax expense	(77.1)	(70.7)	(6.4)	(9)%
Net income	$149.1	$135.8	$13.3	10%
COMPARISON OF SIX MONTHS ENDED JUNE 30, 2015 TO SIX MONTHS ENDED JUNE 30, 2014
Revenue
Revenue by segment is as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue
Starz Networks	$667.3	$652.2	$15.1	2%
Starz Distribution	188.1	162.4	25.7	16%
Starz Animation	13.8	16.1	(2.3)	(14)%
Inter-segment eliminations	(0.8)	(0.6)	(0.2)	(33)%
Total revenue	$868.4	$830.1	$38.3	5%

Starz Networks’ revenue represented 77% and 79% of our total revenue for the six months ended June 30, 2015 and 2014, respectively.

The table below sets forth, for the periods presented, subscriptions to our STARZ and ENCORE networks (subscriptions in millions):

	As of June 30,		# Change	% Change
Period End Subscriptions:	2015	2014	‘15 vs ‘14	‘15 vs ‘14
STARZ	23.5	22.0	1.5	7%
ENCORE	33.3	33.9	(0.6)	(2)%
Total	56.8	55.9	0.9	2%
Revenue from Starz Networks increased $15.1 million or 2% for the six months ended June 30, 2015 as compared to the corresponding prior year period. The increase in revenue is a result of a $25.8 million increase due to higher effective rates, partially offset by a $10.7 million decrease due to lower average subscriptions. Consignment subscriptions were negatively impacted at certain distributors by reduced promotional activity.
Revenue from Starz Distribution increased $25.7 million or 16% for the six months ended June 30, 2015 as compared to the corresponding prior year period. This increase is primarily due to licensing of our original series “Spartacus” and “Magic City” to Netflix in the U.S. and select international territories and “The White Queen” to Amazon in the U.S. and Netflix in select international territories along with the release of “Black Sails” season one in the home entertainment market (i.e., DVD and digital formats) and “Black Sails” season two in various television markets throughout the world.
Programming
Programming costs decreased $15.1 million or 5% for the six months ended June 30, 2015 as compared to the corresponding prior year period. The decrease in programming costs is primarily due to a $25.2 million decrease in output and library film amortization expense, partially offset by a $12.7 million increase in original series amortization expense.
We expect programming costs related to original programming to increase in the future. We are currently benefiting from a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during the most recent output agreement renewals. We expect to see continued savings in the 2015 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year over the next few years.
Production and Acquisition
Production and acquisition costs increased $15.8 million or 17% for the six months ended June 30, 2015 as compared to the corresponding prior year period. The increase is primarily due to higher Starz Distribution revenue related to our original series, which resulted in higher amortization of our investment in films and television programs and participation costs, during the six months ended June 30, 2015.
Home Video Cost of Sales
Home video cost of sales decreased $2.3 million or 10% for the six months ended June 30, 2015 as compared to the corresponding prior year period. Home video cost of sales represented 28% and 24% of home video net sales for the six months ended June 30, 2015 and 2014, respectively. This increase in costs as a percentage of sales is due to higher revenue from our original series and lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.

Selling, General and Administrative
Selling, general and administrative expenses are as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Advertising and marketing
Starz Networks	$63.5	$50.1	$13.4	27%
Starz Distribution	15.3	18.3	(3.0)	(16)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	78.8	68.4	10.4	15%
General and administrative, excluding stock compensation
Starz Networks	43.1	42.9	0.2	—%
Starz Distribution	15.6	20.2	(4.6)	(23)%
Starz Animation	0.3	0.3	—	—%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	59.0	63.4	(4.4)	(7)%
Stock compensation	14.9	14.2	0.7	5%
Total general and administrative	73.9	77.6	(3.7)	(5)%

Total selling, general and administrative	$152.7	$146.0	$6.7	5%

General and administrative expense as a percentage of revenue	9%	9%
Starz Networks’ advertising and marketing costs increased due to increased spend related to our original programming line-up and an increase in distributor marketing support. Starz Distribution’s advertising and marketing costs decreased primarily as a result of reduced spend on various non-Weinstein titles. The decrease in Starz Distribution’s general and administrative expenses is primarily due to a decrease in bad debt expense.

Adjusted OIBDA
Adjusted OIBDA by segment is as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Adjusted OIBDA (1)
Starz Networks	$251.9	$235.8	$16.1	7%
Starz Distribution	28.4	8.9	19.5	219%
Starz Animation	(1.3)	(1.4)	0.1	7%
Inter-segment eliminations	(0.1)	0.3	(0.4)	(133)%
Total Adjusted OIBDA	$278.9	$243.6	$35.3	14%
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
Adjusted OIBDA for Starz Networks increased $16.1 million for the six months ended June 30, 2015 as compared to the corresponding prior year period. Such increase was a result of the increase in revenue and lower programming costs, both of which were partially offset by the increase in advertising and marketing costs. Adjusted OIBDA for Starz Distribution increased $19.5 million primarily due to higher revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in production and acquisition costs.
Other Income (Expense), Net
We recorded other expense, net of $4.3 million for the six months ended June 30, 2015 as compared to other income, net of $11.5 million for the six months ended June 30, 2014. The expense for the six months ended June 30, 2015 is primarily comprised of our share of losses from our investment in Playco. We account for our investment in Playco using the equity method. The income for the six months ended June 30, 2014 is primarily comprised of $10.7 million of cash we received from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets. We account for Revolution using the equity method and reduced our investment to zero in 2006.
Income Taxes
We had income before income taxes of $226.2 million and $206.5 million and income tax expense of $77.1 million and $70.7 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 34% and 34% for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate for the six months ended June 30, 2015 and 2014 is positively impacted by Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, which is partially offset by state and local taxes.  The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.
MATERIAL CHANGES IN FINANCIAL CONDITION
As of June 30, 2015, our cash and cash equivalents totaled $20.3 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated a negative $26.0 million of net cash used in operating activities and generated a positive $60.0 million of net cash provided by operating activities for the six months ended June 30, 2015 and 2014, respectively. Our primary uses of cash are for payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by (used in) operating activities. Cash paid under our programming output and library agreements totaled $253.5 million and $237.8 million for the six months ended June 30, 2015 and 2014, respectively, and increased primarily due to a higher number of first-run films paid for in 2015 as compared to 2014. Cash paid for original programming, home video and other content totaled $233.6 million and $180.5 million for the six months ended June 30, 2015 and 2014, respectively, and increased primarily due to an increase in the number of original series in production. We plan to continue to increase our investments in original programming in future periods. A $33.2 million increase in our long term receivables from the licensing of certain of our original series to Netflix and Amazon and a $21.2 million increase in taxes paid negatively impacted our net cash used in operating activities for the six months ended June 30, 2015.
We received $10.7 million of cash from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets during the six months ended June 30, 2014.
During the six months ended June 30, 2015, we had net borrowings of $71.4 million. Additionally, we used $32.8 million of cash, including fees, for Starz to buy back common stock under its share repurchase program for the six months ended June 30, 2015 as compared to $136.6 million for the six months ended June 30, 2014. Starz has $149.5 million available under its share repurchase program as of June 30, 2015.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our 2015 Credit Agreement and we expect that we will be able to utilize these sources to fund our expected uses of cash for investing and financing activities, which include debt repayments, our funding of the buybacks of Starz’s common stock and capital expenditures during 2015. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our 2015 Credit Agreement through its expiration on April 20, 2020 will be sufficient to fund our cash commitments for investing and financing activities, such as our capital expenditures and long term debt obligations from 2016 through 2019. As of June 30, 2015, we had $494.0 million of borrowing capacity available under our 2015 Credit Agreement.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” For a public entity, ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before annual periods beginning after December 15, 2016. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. We are currently assessing the impact that these changes will have on our consolidated financial statements and therefore are unable to quantify such impact or determine the method of adoption.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For a public entity, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. As of June 30, 2015, Starz, LLC had $13.4 million of debt issuance costs which are included in other assets, net in the accompanying condensed consolidated balance sheets.
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
As of June 30, 2015, our debt is comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$506.0	2.06%	$744.6	5.13%
A hypothetical 50 basis point change in interest rates prevailing at June 30, 2015 would either increase or decrease our annual interest expense on our variable rate debt by approximately $2.5 million. As shown above, the majority of our outstanding debt at June 30, 2015 was fixed rate debt. We have borrowing capacity at June 30, 2015 of $494.0 million under our 2015 Credit Agreement at variable rates.
At June 30, 2015, the fair value of our Senior Notes was $688.5 million. We believe the fair value of our 2015 Credit Agreement approximates its carrying value as of June 30, 2015 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original series that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of June 30, 2015, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (“Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Starz, LLC
	By:	/s/ Christopher P. Albrecht
Date: July 28, 2015		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/ Christopher P. Albrecht
Christopher P. Albrecht		Chief Executive Officer (Principal Executive Officer)	July 28, 2015
/s/ Scott D. Macdonald
Scott D. Macdonald		Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	July 28, 2015

Starz		Sole Member-Manager of the Registrant	July 28, 2015
By:	/s/ David Weil
David Weil		Executive Vice President, General Counsel

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