Form 10-Q
period 2015-09-30
Starz, LLC
filed 2015-10-29
CIK 1559270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Starz, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in millions)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$17.0	$13.4
Trade accounts receivable, net of allowances of $27.2 and $41.9	252.0	249.1
Program rights, net	347.0	303.5
Deferred income taxes	0.9	0.9
Other current assets	55.2	70.1
Total current assets	672.1	637.0
Program rights	306.1	311.3
Investment in films and television programs, net	290.8	319.5
Property and equipment, net of accumulated depreciation of $136.2 and $123.4	85.9	89.8
Deferred income taxes	22.6	—
Goodwill	131.8	131.8
Other assets, net (Note 7)	107.2	83.8
Total assets	$1,616.5	$1,573.2

Liabilities and Member’s Interest
and Noncontrolling Interest
Current liabilities:
Current portion of debt (Note 2)	$5.5	$5.3
Trade accounts payable	7.3	10.1
Accrued liabilities (Notes 4, 6 and 7)	205.5	327.4
Deferred revenue	9.1	7.4
Total current liabilities	227.4	350.2
Debt (Note 2)	1,162.7	1,174.2
Deferred income taxes	—	1.1
Other liabilities (Note 6)	5.4	7.9
Total liabilities	1,395.5	1,533.4

Member’s interest	229.4	48.5
Noncontrolling interest in subsidiary	(8.4)	(8.7)
Total member’s interest and noncontrolling interest	221.0	39.8
Commitments and contingencies (Note 6)
Total liabilities and member’s interest and noncontrolling interest	$1,616.5	$1,573.2

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Programming networks and other services	$369.8	$364.8	$1,165.9	$1,100.1
Home video net sales	34.3	43.4	106.6	138.2
Total revenue	404.1	408.2	1,272.5	1,238.3

Costs and expenses:
Programming (including amortization) (Notes 3 and 6)	159.0	156.0	459.5	471.6
Production and acquisition (including amortization) (Note 4)	39.7	36.0	146.3	126.8
Home video cost of sales	9.2	18.9	29.6	41.6
Operating (Note 3)	15.2	13.7	40.9	40.4
Selling, general and administrative (Note 3)	74.4	81.4	227.1	227.4
Depreciation and amortization	4.8	4.9	14.3	14.9
Total costs and expenses	302.3	310.9	917.7	922.7

Operating income	101.8	97.3	354.8	315.6

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(11.5)	(11.4)	(34.0)	(34.7)
Other income (expense), net	(4.5)	(1.5)	(8.8)	10.0
Income before income taxes	85.8	84.4	312.0	290.9

Income tax expense (Note 5)	(26.3)	(28.6)	(103.4)	(99.3)

Net income	59.5	55.8	208.6	191.6

Net loss (income) attributable to noncontrolling interest	0.7	0.5	(0.4)	(0.3)

Net income attributable to member	$60.2	$56.3	$208.2	$191.3

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$59.5	$55.8	$208.6	$191.6

Other comprehensive income (loss), net of taxes -
Foreign currency translation adjustments from operations	0.1	—	0.7	(0.1)

Comprehensive income	59.6	55.8	209.3	191.5

Comprehensive loss (income) attributable to noncontrolling interest	0.6	0.5	(0.6)	(0.3)

Comprehensive income attributable to member	$60.2	$56.3	$208.7	$191.2

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$208.6	$191.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.3	14.9
Amortization of program rights	426.8	438.4
Program rights payments	(350.2)	(348.0)
Amortization of investment in films and television programs	107.0	94.7
Investment in films and television programs	(285.0)	(267.4)
Stock compensation	24.5	22.9
Deferred income taxes	(15.3)	(15.1)
Other non-operating and non-cash items	(2.1)	(8.0)
Changes in assets and liabilities:
Current and other assets	(1.1)	32.5
Payables and other liabilities	(39.0)	(49.3)
Net cash provided by operating activities	88.5	107.2

Investing activities:
Purchases of property and equipment	(9.4)	(5.9)
Investment in and advances to equity investee	(3.8)	—
Cash received from equity investee	—	10.7
Net cash provided by (used in) investing activities	(13.2)	4.8

Financing activities:
Borrowings of debt	769.0	366.5
Payments of debt	(779.9)	(234.6)
Debt issuance costs	(5.0)	—
Contributions from parent related to exercise of stock options	11.8	4.5
Minimum withholding of taxes related to stock compensation	(18.5)	(10.9)
Excess tax benefit from stock compensation	15.6	9.0
Distributions to parent related to repurchases of common stock	(64.7)	(226.6)
Net cash used in financing activities	(71.7)	(92.1)

Net increase in cash and cash equivalents	3.6	19.9
Cash and cash equivalents:
Beginning of period	13.4	25.7
End of period	$17.0	$45.6

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Condensed Consolidated Statement of Member’s Interest and Noncontrolling Interest
Nine Months Ended September 30, 2015
(Unaudited)
(in millions)

	Member’s Interest	Noncontrolling Interest	Total
Balance at December 31, 2014	$48.5	$(8.7)	$39.8
Net income	208.2	0.4	208.6
Other comprehensive income	0.5	0.2	0.7
Stock compensation	28.0	(0.3)	27.7
Contributions from parent related to exercise of stock options	11.8	—	11.8
Minimum withholding of taxes related to stock compensation	(18.5)	—	(18.5)
Excess tax benefit from stock compensation	15.6	—	15.6
Distributions to parent related to repurchases of common stock	(64.7)	—	(64.7)
Balance at September 30, 2015	$229.4	$(8.4)	$221.0

See accompanying notes to condensed consolidated financial statements.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Starz, LLC’s Annual Report on Form 10-K for the year ended December 31, 2014.

Business

Starz, LLC’s business operations are conducted by its wholly-owned subsidiaries Starz Entertainment, LLC (“Starz Entertainment”), Film Roman, LLC (“Film Roman”) and certain other immaterial subsidiaries, and its majority-owned (75%) subsidiary Starz Media Group, LLC (“Starz Media”). In October 2015, Starz, LLC acquired the 25% interest in Starz Media owned by The Weinstein Company LLC (“Weinstein”). Starz, LLC is managed by and organized around the following operating segments:

Starz Networks

Starz Networks’ flagship premium networks are STARZ and ENCORE. STARZ exhibits first-run hit movies and original series. ENCORE airs first-run movies, classic contemporary movies and original series. Starz Networks’ third network, MOVIEPLEX, offers a variety of art house, independent films and classic movie library content. STARZ and ENCORE, along with MOVIEPLEX, air across 17 linear networks complemented by on-demand and online services. Starz Networks’ premium networks are offered by MVPDs to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a la carte basis.

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Starz Digital

Starz Digital is the global digital and on-demand licensing arm of Starz and distributes content on pay-per-view, video-on-demand, subscription video-on-demand (“SVOD”), ad-supported video-on-demand (“AVOD”), electronic sell-through and other digital formats for Starz’s owned content, including Starz Networks’ original series, Weinstein’s titles and content licensed from third-parties in the U.S. and throughout the world to the extent it has rights to such content in international territories. Certain of the titles acquired by Starz Digital air on Starz Networks’ STARZ and ENCORE networks. Starz Digital receives fees for its content from a wide array of partners and distributors ranging from traditional MVPDs to online and mobile distributors.

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

Starz Animation

Film Roman develops and produces two-dimensional animated content on a for-hire basis for various third party entertainment companies. In October 2015, Starz, LLC sold 100% of its wholly-owned subsidiary Film Roman, which makes up 100% of the Starz Animation operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Starz, LLC considers amortization of program rights, the development of the remaining unrecognized revenue estimates (also known as “Ultimate Revenue”) associated with released films, the assessment of investment in films and television programs for impairment, the fair value of goodwill and any related impairment, valuation allowances associated with deferred income taxes and allowances for sales returns to be its most significant estimates. Actual results may differ from those estimates.

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2015 presentation.

Note 2 - Debt

Debt consisted of the following (in millions):

	September 30, 2015	December 31, 2014
2015 Credit Agreement (a)	$425.0	$—
2011 Credit Agreement (b)	—	432.0
Senior Notes, including premium of $2.1 and $2.5 (c)	677.1	677.5
Capital leases (d)	66.1	70.0
Total debt	1,168.2	1,179.5
Less current portion of debt	(5.5)	(5.3)
Debt	$1,162.7	$1,174.2

(a)
On April 20, 2015, Starz, LLC entered into a credit agreement (“2015 Credit Agreement”) that provides for $1,000.0 million in revolving loans with a $50.0 million sub-limit for stand-by letters of credit. Net proceeds from the 2015 Credit Agreement were used to repay and terminate the 2011 Credit Agreement (as defined below). Borrowings under the 2015 Credit Agreement may be prepaid at any time and from time to time without penalty

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

other than customary breakage costs. Any amounts prepaid on the 2015 Credit Agreement may be reborrowed. The 2015 Credit Agreement is scheduled to mature on April 20, 2020. As of September 30, 2015, Starz, LLC had $575.0 million of borrowing capacity under the 2015 Credit Agreement.

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

As of September 30, 2015, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding under the 2015 Credit Agreement (dollars in millions):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
September 2015 to October 2015	1.9543%	$95.0
September 2015 to October 2015	1.9564%	301.0
September 2015 and forward	4.0000%	29.0
		$425.0

The 2015 Credit Agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the 2015 Credit Agreement. As of September 30, 2015, Starz, LLC was in compliance with all covenants under the 2015 Credit Agreement.

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

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of September 30, 2015, Starz, LLC was in compliance with all covenants under the Senior Notes.

(d)
On January 11, 2013, Starz, LLC entered into a commercial lease for its headquarters building. The term of the lease is ten years, with four successive five-year renewal periods at the option of Starz, LLC. Starz, LLC recorded a capital lease in connection with this lease agreement with an imputed annual interest rate of 6.4%.

Starz Entertainment has entered into capital lease agreements for its transponder capacity. The agreements expire during 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

At September 30, 2015, the fair value of the Senior Notes was $680.0 million which was based upon quoted prices in active markets. Starz, LLC believes the fair value of the 2015 Credit Agreement approximates its carrying value as of September 30, 2015 due to its variable rate nature and Starz, LLC’s stable credit spread.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Amounts totaling $1.6 million, $1.2 million, $4.9 million and $3.0 million of interest expense have been capitalized as investment in films and television programs during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, respectively.

Note 3 – Stock Options and Restricted Stock

Starz has granted to certain of Starz, LLC’s employees and directors, stock options to purchase Starz Series A common stock, restricted shares of Starz Series A common stock and restricted stock units pursuant to certain incentive plans.

Stock compensation expense, by expense category, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Programming costs	$0.6	$0.5	$1.9	$1.5
Operating expenses	—	0.1	0.2	0.2
Selling, general and administrative expenses	7.5	7.0	22.4	21.2
Total stock compensation expense	$8.1	$7.6	$24.5	$22.9

As of September 30, 2015, the total unrecognized compensation cost related to unvested stock options, restricted stock and restricted stock units was approximately $47.8 million. Such amount will be recognized in Starz, LLC’s condensed consolidated statements of operations over a weighted average period of approximately 2.08 years.

The following table presents the number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock:

	Options	WAEP
Outstanding at December 31, 2014	13,688,570	$18.32
Granted	61,288	$35.23
Exercised	(2,323,830)	$14.45
Forfeited	(465,678)	$22.17
Expired/canceled	—	$—
Outstanding at September 30, 2015	10,960,350	$19.07

Exercisable at September 30, 2015	4,277,479	$14.48

At September 30, 2015, the weighted-average remaining contractual term of outstanding options was 5.4 years and exercisable options was 3.9 years. At September 30, 2015, the aggregate intrinsic value of the outstanding options was $200.3 million and the exercisable options was $97.8 million.

The following table presents the number and weighted-average grant date fair value of restricted stock grants:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	454,595	$26.45
Granted	29,421	$39.29
Vested	(56,148)	$20.17
Forfeited	(19,168)	$29.02
Outstanding at September 30, 2015	408,700	$28.12

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

In 2015, Starz granted to certain of Starz, LLC’s employees restricted stock units that will vest based upon the actual, cumulative Adjusted OIBDA (as defined in Note 8) achieved by Starz during a three year performance period beginning on January 1, 2015 and ending on December 31, 2017 (“Performance Period”), compared to a target cumulative Adjusted OIBDA during the Performance Period specified by the Starz compensation committee. Potential vesting of the restricted stock units ranges from a threshold of 50% of the target award if Starz’s actual three-year cumulative Adjusted OIBDA equals 90% of the targeted amount, to a maximum of 200% of the target award if Starz’s actual three-year cumulative Adjusted OIBDA equals or exceeds 120% of the targeted amount. Results between threshold, target and maximum will be interpolated on a straight line basis. Each restricted stock unit provides the right to receive, in those specified circumstances, one share of Starz Series A common stock. Based upon the target for the Performance Period, the number of restricted stock units representing the threshold, target and maximum were 53,535 units, 107,070 units and 214,140 units, respectively (which are not reflected in the table above).

Note 4 – Related Party Transactions

In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution of certain of Weinstein’s theatrical releases on DVD and digital formats. Effective in December 2014, Anchor Bay Entertainment extended, through April 2020, its license agreement with Weinstein. As mentioned in Note 1, Starz, LLC acquired Weinstein’s 25% interest in Starz Media during October 2015. Accordingly, Weinstein will not be considered a related party for periods following the acquisition.

Anchor Bay Entertainment earns a fee for the distribution of such theatrical titles. Starz, LLC recognized expense of $18.2 million, $12.3 million, $71.3 million and $66.6 million, which is included in production and acquisition costs in the accompanying condensed consolidated statements of operations, for Weinstein’s share of the net proceeds under the license agreement, for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, respectively. Cash paid to Weinstein for investment in films and television programs totaled $85.1 million and $82.0 million for the nine months ended September 30, 2015 and 2014, respectively. Amounts due to Weinstein totaled none and $59.6 million, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets, at September 30, 2015 and December 31, 2014, respectively.

Note 5 - Income Taxes

The income tax provision for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014 was calculated by estimating Starz, LLC’s annual effective tax rate and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. Our effective tax rate was 31%, 34%, 33% and 34% for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, which was partially offset by state and local taxes.
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
September 30, 2015

with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance for program rights related to films that were available for exhibition at September 30, 2015 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2015, such liabilities aggregated approximately $54.5 million and are payable as follows: $43.5 million in 2015, $10.7 million in 2016 and $0.3 million in 2017.

The estimated amounts payable under programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony and Disney agreements, which have not been accrued as of September 30, 2015, are as follows: $6.5 million in 2015; $260.2 million in 2016; $115.0 million in 2017; $104.6 million in 2018; $89.8 million in 2019 and $166.9 million thereafter.

Starz, LLC is also obligated to pay fees for films that have not yet been released in theaters by Sony and Disney. Starz, LLC is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $145.7 million, $144.8 million, $426.8 million and $438.4 million for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

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

Note 7 – Other Information

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Royalties, residuals and participations	$72.8	$74.6
Program rights payable	52.3	89.0
Advertising and marketing	30.0	41.1
Payroll and related costs	22.3	27.5
Participations payable to Weinstein	—	59.6
Other	28.1	35.6
	$205.5	$327.4

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest, net of amounts capitalized	$40.6	$41.3
Cash paid for income taxes	$92.6	$76.9

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” For a public entity, ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before annual periods beginning after December 15, 2016. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. Starz, LLC is currently assessing the impact that these changes will have on its consolidated financial statements, and therefore is unable to quantify such impact or determine the method of adoption.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For a public entity, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The guidance in ASU 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 states that given the absence of authoritative literature, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of September 30, 2015, Starz, LLC had $12.7 million of debt issuance costs which are included in other assets, net in the accompanying condensed consolidated balance sheets. Starz, LLC plans to adopt the new guidance effective December 31, 2015. Other than the reclassification of debt issuance costs from other assets, net to debt in the consolidated balance sheets, Starz, LLC does not expect this guidance to have a material impact on its consolidated financial statements.
Note 8 – Information about Operating Segments

Starz, LLC is primarily engaged in video programming and development, production, acquisition and distribution of entertainment content. Starz, LLC evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as Adjusted OIBDA. Adjusted OIBDA is defined as revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses and selling, general and administrative expenses, but excluding all stock compensation expense. Starz, LLC’s chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate the operating segments’ performance and make decisions about allocating resources among the operating segments. Starz, LLC believes Adjusted OIBDA is an important indicator of the operational strength and performance of its operating segments, including each operating segment’s ability to assist Starz, LLC in servicing its debt and to fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in Starz, LLC’s industry, and (ii) it excludes financial information that some may consider important in evaluating Starz, LLC’s performance. Starz, LLC compensates for these limitations by providing a reconciliation of Adjusted OIBDA to GAAP results to enable investors to perform their own analysis of Starz, LLC’s operating results. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Adjusted OIBDA	$114.7	$109.8	$393.6	$353.4
Stock compensation	(8.1)	(7.6)	(24.5)	(22.9)
Depreciation and amortization	(4.8)	(4.9)	(14.3)	(14.9)
Interest expense, net of amounts capitalized	(11.5)	(11.4)	(34.0)	(34.7)
Other income (expense), net	(4.5)	(1.5)	(8.8)	10.0
Income before income taxes	$85.8	$84.4	$312.0	$290.9

Starz, LLC’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different technologies, content delivery methods and marketing strategies. Starz, LLC identifies its reportable segments as those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets. Starz Networks and Starz Distribution have been identified as reportable segments; however, as Starz, LLC has three operating segments, Starz Animation is also reported. As mentioned in Note 1, Starz, LLC sold 100% of its wholly-owned subsidiary Film Roman, which makes up 100% of the Starz Animation operating segment, in October 2015. Starz, LLC generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Performance Measures (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Starz Networks	$329.3	$327.2	$996.6	$979.4
Starz Distribution	65.6	73.5	253.7	235.9
Starz Animation	9.3	7.9	23.1	24.0
Inter-segment eliminations	(0.1)	(0.4)	(0.9)	(1.0)
Total revenue	$404.1	$408.2	$1,272.5	$1,238.3

Adjusted OIBDA:
Starz Networks	$113.1	$109.9	$365.0	$345.7
Starz Distribution	1.8	0.6	30.2	9.5
Starz Animation	(0.1)	(0.7)	(1.4)	(2.1)
Inter-segment eliminations	(0.1)	—	(0.2)	0.3
Total Adjusted OIBDA	$114.7	$109.8	$393.6	$353.4

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Other Information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash paid for investment in films and television programs:
Starz Networks	$48.6	$57.5	$188.9	$173.1
Starz Distribution	2.8	29.4	96.1	94.3
Starz Animation	—	—	—	—
Inter-segment eliminations	—	—	—	—
Total cash paid for investment in films and television programs	$51.4	$86.9	$285.0	$267.4

			September 30, 2015	December 31, 2014
Total assets:
Starz Networks			$1,491.3	$1,357.4
Starz Distribution			173.6	174.1
Starz Animation			2.7	2.4
Other unallocated assets (primarily cash, deferred taxes and other assets, including a commercial lease for Starz’s corporate headquarters facility)			99.0	101.9
Inter-segment eliminations			(150.1)	(62.6)
Total assets			$1,616.5	$1,573.2

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
September 30, 2015

The following tables set forth the consolidating financial information of Starz, LLC, which includes the financial information of Starz Entertainment, the guarantor:

Consolidating Balance Sheet Information – As of September 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$8.6	$0.2	$8.2	$—	$17.0
Trade accounts receivable, net	213.4	—	38.6	—	252.0
Program rights, net	347.9	—	—	(0.9)	347.0
Deferred income taxes	0.3	0.6	—	—	0.9
Notes receivable from affiliates	131.0	—	—	(131.0)	—
Other current assets	34.5	7.3	13.4	—	55.2
Total current assets	735.7	8.1	60.2	(131.9)	672.1
Program rights	311.6	—	—	(5.5)	306.1
Investment in films and television programs, net	219.3	—	71.5	—	290.8
Property and equipment, net	44.8	40.7	0.4	—	85.9
Deferred income taxes	—	22.6	—	—	22.6
Goodwill	131.8	—	—	—	131.8
Other assets, net	48.1	12.7	59.1	(12.7)	107.2
Investment in consolidated subsidiaries	—	2,087.8	—	(2,087.8)	—
Total assets	$1,491.3	$2,171.9	$191.2	$(2,237.9)	$1,616.5

Liabilities and Member’s Interest (Deficit) and Noncontrolling Interest
Current liabilities:
Current portion of debt	$4.9	$0.6	$—	$—	$5.5
Trade accounts payable	6.5	—	0.8	—	7.3
Accrued liabilities	140.4	6.2	61.2	(2.3)	205.5
Notes payable due to affiliate	—	—	131.0	(131.0)	—
Due to (from) affiliates	(830.1)	810.7	19.4	—	—
Deferred revenue	—	—	9.4	(0.3)	9.1
Total current liabilities	(678.3)	817.5	221.8	(133.6)	227.4
Debt	1,120.0	1,144.8	—	(1,102.1)	1,162.7
Deferred income taxes	12.3	(11.4)	—	(0.9)	—
Other liabilities	3.8	—	6.7	(5.1)	5.4
Total liabilities	457.8	1,950.9	228.5	(1,241.7)	1,395.5

Member’s interest (deficit)	1,033.5	229.4	(37.3)	(996.2)	229.4
Noncontrolling interest in subsidiary	—	(8.4)	—	—	(8.4)
Total member’s interest (deficit) and noncontrolling interest	1,033.5	221.0	(37.3)	(996.2)	221.0
Total liabilities and member’s interest (deficit) and noncontrolling interest	$1,491.3	$2,171.9	$191.2	$(2,237.9)	$1,616.5

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

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

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Operations Information – For the Three Months Ended September 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$337.7	$—	$33.9	$(1.8)	$369.8
Home video net sales	0.7	—	33.7	(0.1)	34.3
Total revenue	338.4	—	67.6	(1.9)	404.1

Costs and expenses:
Programming (including amortization)	159.3	—	—	(0.3)	159.0
Production and acquisition (including amortization)	4.2	—	35.5	—	39.7
Home video cost of sales	0.9	—	8.4	(0.1)	9.2
Operating	7.3	—	9.5	(1.6)	15.2
Selling, general and administrative	58.3	1.7	14.4	—	74.4
Depreciation and amortization	4.1	0.4	0.3	—	4.8
Total costs and expenses	234.1	2.1	68.1	(2.0)	302.3

Operating income (loss)	104.3	(2.1)	(0.5)	0.1	101.8

Other income (expense):
Interest expense, net of amounts capitalized	(10.8)	(12.6)	—	11.9	(11.5)
Interest income (expense), related party	2.9	—	(2.9)	—	—
Other expense, net	(2.8)	—	(1.8)	0.1	(4.5)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	93.6	(14.7)	(5.2)	12.1	85.8

Income tax benefit (expense)	(37.6)	7.3	(0.2)	4.2	(26.3)
Share of earnings of consolidated subsidiaries, net of taxes	—	66.9	—	(66.9)	—

Net income (loss)	56.0	59.5	(5.4)	(50.6)	59.5

Net loss attributable to noncontrolling interest	—	0.7	—	—	0.7

Net income (loss) attributable to member	$56.0	$60.2	$(5.4)	$(50.6)	$60.2

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Comprehensive Income (Loss) Information – For the Three Months Ended September 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income (loss)	$56.0	$59.5	$(5.4)	$(50.6)	$59.5

Other comprehensive income, net of taxes -
Foreign currency translation adjustments	—	0.1	0.1	(0.1)	0.1

Comprehensive income (loss)	56.0	59.6	(5.3)	(50.7)	59.6

Comprehensive loss attributable to noncontrolling interest	—	0.6	—	—	0.6

Comprehensive income (loss) attributable to member	$56.0	$60.2	$(5.3)	$(50.7)	$60.2

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Operations Information – For the Three Months Ended September 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$336.2	$—	$30.8	$(2.2)	$364.8
Home video net sales	4.3	—	40.0	(0.9)	43.4
Total revenue	340.5	—	70.8	(3.1)	408.2

Costs and expenses:
Programming (including amortization)	156.5	—	—	(0.5)	156.0
Production and acquisition (including amortization)	4.8	—	31.2	—	36.0
Home video cost of sales	4.1	—	15.7	(0.9)	18.9
Operating	6.4	—	9.0	(1.7)	13.7
Selling, general and administrative	63.9	1.5	16.0	—	81.4
Depreciation and amortization	3.9	0.4	0.6	—	4.9
Total costs and expenses	239.6	1.9	72.5	(3.1)	310.9

Operating income (loss)	100.9	(1.9)	(1.7)	—	97.3

Other income (expense):
Interest expense, net of amounts capitalized	(10.8)	(12.2)	—	11.6	(11.4)
Interest income (expense), related party	0.7	—	(0.7)	—	—
Other expense, net	(1.4)	—	(0.1)	—	(1.5)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	89.4	(14.1)	(2.5)	11.6	84.4

Income tax benefit (expense)	(30.1)	6.2	(0.7)	(4.0)	(28.6)
Share of earnings of consolidated subsidiaries, net of taxes	—	63.7	—	(63.7)	—

Net income (loss)	59.3	55.8	(3.2)	(56.1)	55.8

Net loss (income) attributable to noncontrolling interest	—	0.5	(0.1)	0.1	0.5

Net income (loss) attributable to member	$59.3	$56.3	$(3.3)	$(56.0)	$56.3

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Comprehensive Income (Loss) Information – For the Three Months Ended September 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income (loss)	$59.3	$55.8	$(3.2)	$(56.1)	$55.8

Other comprehensive income, net of taxes -
Foreign currency translation adjustments	—	—	—	—	—

Comprehensive income (loss)	59.3	55.8	(3.2)	(56.1)	55.8

Comprehensive loss (income) attributable to noncontrolling interest	—	0.5	(0.1)	0.1	0.5

Comprehensive income (loss) attributable to member	$59.3	$56.3	$(3.3)	$(56.0)	$56.3

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Operations Information – For the Nine Months Ended September 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$1,063.0	$—	$117.1	$(14.2)	$1,165.9
Home video net sales	10.7	—	98.0	(2.1)	106.6
Total revenue	1,073.7	—	215.1	(16.3)	1,272.5

Costs and expenses:
Programming (including amortization)	460.4	—	—	(0.9)	459.5
Production and acquisition (including amortization)	32.1	—	114.2	—	146.3
Home video cost of sales	7.0	—	24.7	(2.1)	29.6
Operating	28.9	—	25.2	(13.2)	40.9
Selling, general and administrative	176.9	5.9	44.3	—	227.1
Depreciation and amortization	12.0	1.1	1.2	—	14.3
Total costs and expenses	717.3	7.0	209.6	(16.2)	917.7

Operating income (loss)	356.4	(7.0)	5.5	(0.1)	354.8

Other income (expense):
Interest expense, net of amounts capitalized	(32.0)	(37.5)	—	35.5	(34.0)
Interest income (expense), related party	7.4	—	(7.4)	—	—
Other expense, net	(2.8)	—	(6.4)	0.4	(8.8)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	329.0	(44.5)	(8.3)	35.8	312.0

Income tax benefit (expense)	(119.1)	20.4	(0.6)	(4.1)	(103.4)
Share of earnings of consolidated subsidiaries, net of taxes	—	232.7	—	(232.7)	—

Net income (loss)	209.9	208.6	(8.9)	(201.0)	208.6

Net income attributable to noncontrolling interest	—	(0.4)	—	—	(0.4)

Net income (loss) attributable to member	$209.9	$208.2	$(8.9)	$(201.0)	$208.2

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Comprehensive Income (loss) Information – For the Nine Months Ended September 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income (loss)	$209.9	$208.6	$(8.9)	$(201.0)	$208.6

Other comprehensive income, net of taxes -
Foreign currency translation adjustments	—	0.7	0.7	(0.7)	0.7

Comprehensive income (loss)	209.9	209.3	(8.2)	(201.7)	209.3

Comprehensive income attributable to noncontrolling interest	—	(0.6)	—	—	(0.6)

Comprehensive income (loss) attributable to member	$209.9	$208.7	$(8.2)	$(201.7)	$208.7

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Operations Information – For the Nine Months Ended September 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$1,008.0	$—	$98.8	$(6.7)	$1,100.1
Home video net sales	12.1	—	128.6	(2.5)	138.2
Total revenue	1,020.1	—	227.4	(9.2)	1,238.3

Costs and expenses:
Programming (including amortization)	472.9	—	—	(1.3)	471.6
Production and acquisition (including amortization)	17.8	—	109.0	—	126.8
Home video cost of sales	9.7	—	34.4	(2.5)	41.6
Operating	19.1	—	27.0	(5.7)	40.4
Selling, general and administrative	170.4	4.9	52.1	—	227.4
Depreciation and amortization	11.6	1.1	2.2	—	14.9
Total costs and expenses	701.5	6.0	224.7	(9.5)	922.7

Operating income (loss)	318.6	(6.0)	2.7	0.3	315.6

Other income (expense):
Interest expense, net of amounts capitalized	(32.6)	(36.2)	—	34.1	(34.7)
Interest income (expense), related party	1.2	—	(1.2)	—	—
Other income (expense), net	(1.0)	(0.1)	11.1	—	10.0
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	286.2	(42.3)	12.6	34.4	290.9

Income tax benefit (expense)	(97.5)	13.5	(3.3)	(12.0)	(99.3)
Share of earnings of consolidated subsidiaries, net of taxes	—	220.4	—	(220.4)	—

Net income	188.7	191.6	9.3	(198.0)	191.6

Net income attributable to noncontrolling interest	—	(0.3)	(0.1)	0.1	(0.3)

Net income attributable to member	$188.7	$191.3	$9.2	$(197.9)	$191.3

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Comprehensive Income Information – For the Nine Months Ended September 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$188.7	$191.6	$9.3	$(198.0)	$191.6

Other comprehensive loss, net of taxes -
Foreign currency translation adjustments	—	(0.1)	(0.1)	0.1	(0.1)

Comprehensive income	188.7	191.5	9.2	(197.9)	191.5

Comprehensive income attributable to noncontrolling interest	—	(0.3)	(0.1)	0.1	(0.3)

Comprehensive income attributable to member	$188.7	$191.2	$9.1	$(197.8)	$191.2

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Cash Flows’ Information – For the Nine Months Ended September 30, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income (loss)	$209.9	$208.6	$(8.9)	$(201.0)	$208.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.0	1.1	1.2	—	14.3
Amortization of program rights	427.7	—	—	(0.9)	426.8
Program rights payments	(350.7)	—	—	0.5	(350.2)
Amortization of investment in films and television programs	27.4	—	79.6	—	107.0
Investment in films and television programs	(188.9)	—	(96.1)	—	(285.0)
Stock compensation	22.1	0.6	1.8	—	24.5
Share of earnings of consolidated subsidiaries	—	(232.7)	—	232.7	—
Deferred income taxes	(19.4)	3.9	—	0.2	(15.3)
Other non-operating and non-cash items	4.7	1.8	(6.8)	(1.8)	(2.1)
Changes in assets and liabilities:
Current and other assets	4.5	22.6	(28.9)	0.7	(1.1)
Due to / from affiliates	(22.9)	15.4	7.5	—	—
Payables and other liabilities	36.5	(21.3)	(23.8)	(30.4)	(39.0)
Net cash provided by (used in) operating activities	162.9	—	(74.4)	—	88.5
Investing activities:
Purchases of property and equipment	(9.4)	—	—	—	(9.4)
Investment in and advances to equity investee	—	—	(3.8)	—	(3.8)
Net cash used in investing activities	(9.4)	—	(3.8)	—	(13.2)
Financing activities:
Borrowings of debt	—	769.0	—	—	769.0
Payments of debt	(3.5)	(776.4)	—	—	(779.9)
Debt issuance costs	—	(5.0)	—	—	(5.0)
Borrowings under notes payable to affiliate	(111.5)	—	111.5	—	—
Payments under notes payable to affiliate	27.1	—	(27.1)	—	—
Net advances to / from affiliate	(65.2)	65.2	—	—	—
Contributions from parent related to exercise of stock options	—	11.8	—	—	11.8
Minimum withholding of taxes related to stock compensation	(16.1)	—	(2.4)	—	(18.5)
Excess tax benefit from stock compensation	15.6	—	—	—	15.6
Distributions to parent related to repurchases of common stock	—	(64.7)	—	—	(64.7)
Net cash provided by (used in) financing activities	(153.6)	(0.1)	82.0	—	(71.7)
Net increase (decrease) in cash and cash equivalents	(0.1)	(0.1)	3.8	—	3.6
Cash and cash equivalents:
Beginning of period	8.7	0.3	4.4	—	13.4
End of period	$8.6	$0.2	$8.2	$—	$17.0
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(10.4)	$44.2	$6.8	$—	$40.6
Cash paid for income taxes	$122.9	$(30.9)	$0.6	$—	$92.6

Starz, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidating Statement of Cash Flows’ Information – For the Nine Months Ended September 30, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income	$188.7	$191.6	$9.3	$(198.0)	$191.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11.6	1.1	2.2	—	14.9
Amortization of program rights	439.7	—	—	(1.3)	438.4
Program rights payments	(349.7)	—	—	1.7	(348.0)
Amortization of investment in films and television programs	18.7	—	76.0	—	94.7
Investment in films and television programs	(174.5)	—	(92.9)	—	(267.4)
Stock compensation	20.5	0.8	1.6	—	22.9
Share of earnings of consolidated subsidiaries	—	(220.4)	—	220.4	—
Deferred income taxes	(22.5)	8.0	—	(0.6)	(15.1)
Other non-operating and non-cash items	3.6	1.8	(11.6)	(1.8)	(8.0)
Changes in assets and liabilities:
Current and other assets	(33.6)	20.9	45.9	(0.7)	32.5
Due to / from affiliates	(9.7)	14.8	(5.1)	—	—
Payables and other liabilities	25.3	(18.2)	(36.7)	(19.7)	(49.3)
Net cash provided by (used in) operating activities	118.1	0.4	(11.3)	—	107.2
Investing activities:
Purchases of property and equipment	(5.8)	—	(0.1)	—	(5.9)
Cash received from equity investee	—	—	10.7	—	10.7
Net cash provided by (used in) investing activities	(5.8)	—	10.6	—	4.8
Financing activities:
Borrowings of debt	—	366.5	—	—	366.5
Payments of debt	(3.2)	(231.4)	—	—	(234.6)
Borrowings under notes payable to affiliate	(60.0)	—	60.0	—	—
Payments under notes payable to affiliate	54.0	—	(54.0)	—	—
Net advances to / from affiliate	(86.6)	86.6	—	—	—
Contributions from parent related to exercise of stock options	—	4.5	—	—	4.5
Minimum withholding of taxes related to stock compensation	(9.7)	—	(1.2)	—	(10.9)
Excess tax benefit from stock compensation	9.0	—	—	—	9.0
Distributions to parent related to repurchases of common stock	—	(226.6)	—	—	(226.6)
Net cash provided by (used in) financing activities	(96.5)	(0.4)	4.8	—	(92.1)
Net increase in cash and cash equivalents	15.8	—	4.1	—	19.9
Cash and cash equivalents:
Beginning of period	20.8	0.4	4.5	—	25.7
End of period	$36.6	$0.4	$8.6	$—	$45.6
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(2.6)	$42.8	$1.1	$—	$41.3
Cash paid for income taxes	$72.9	$(24.4)	$28.4	$—	$76.9

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

•
failure to protect digital information, including confidential and proprietary information about our distributors, subscribers and employees, subjecting us to potentially costly government enforcement actions or private litigation and reputational risks;

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
OVERVIEW
Starz, LLC is a leading integrated global media and entertainment company. We provide premium subscription video programming to U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies. We also develop, produce and acquire entertainment content and distribute this content to consumers in the U.S. and throughout the world. We are a wholly-owned subsidiary of Starz. Our business operations are conducted by our wholly-owned subsidiaries Starz Entertainment, Film Roman and certain other immaterial subsidiaries, and our majority-owned (75%) subsidiary Starz Media. In October 2015, Starz, LLC acquired the 25% interest in Starz Media owned by Weinstein.
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
Our reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different technologies, content delivery methods and marketing strategies. We identify our reportable segments as those operating segments that represent 10% or more of our consolidated annual revenue, annual Adjusted OIBDA or total assets. Starz Networks and Starz Distribution have been identified as reportable segments; however, as we have three operating segments, Starz Animation is also reported separately. In October 2015, we sold 100% of our wholly-owned subsidiary Film Roman, which makes up 100% of the Starz Animation operating segment.

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
RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
Our operating results were as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue:
Programming networks and other services	$369.8	$364.8	$5.0	1%
Home video net sales	34.3	43.4	(9.1)	(21)%
Total revenue	404.1	408.2	(4.1)	(1)%
Costs and expenses:
Programming (including amortization)	159.0	156.0	3.0	2%
Production and acquisition (including amortization)	39.7	36.0	3.7	10%
Home video cost of sales	9.2	18.9	(9.7)	(51)%
Operating	15.2	13.7	1.5	11%
Selling, general and administrative	74.4	81.4	(7.0)	(9)%
Depreciation and amortization	4.8	4.9	(0.1)	(2)%
Total costs and expenses	302.3	310.9	(8.6)	(3)%
Operating income	101.8	97.3	4.5	5%
Other expense:
Interest expense, net of amounts capitalized	(11.5)	(11.4)	(0.1)	(1)%
Other expense, net	(4.5)	(1.5)	(3.0)	(200)%
Income before income taxes	85.8	84.4	1.4	2%
Income tax expense	(26.3)	(28.6)	2.3	8%
Net income	$59.5	$55.8	$3.7	7%

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2015 TO THREE MONTHS ENDED SEPTEMBER 30, 2014
Revenue
Revenue by segment was as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue
Starz Networks	$329.3	$327.2	$2.1	1%
Starz Distribution	65.6	73.5	(7.9)	(11)%
Starz Animation	9.3	7.9	1.4	18%
Inter-segment eliminations	(0.1)	(0.4)	0.3	75%
Total revenue	$404.1	$408.2	$(4.1)	(1)%

Starz Networks’ revenue represented 81% and 80% of our total revenue for the three months ended September 30, 2015 and 2014, respectively.
The table below sets forth, for the periods presented, subscriptions to our STARZ and ENCORE networks (subscriptions in millions):

	As of September 30,		# Change	% Change
Period End Subscriptions:	2015	2014 (1)	‘15 vs ‘14	‘15 vs ‘14
STARZ	23.3	22.3	1.0	4%
ENCORE	32.5	33.5	(1.0)	(3)%
Total	55.8	55.8	—	—%
___________________
(1)    The September 30, 2014 period end subscriptions have been adjusted for a reporting correction by one of our distributors. Such adjustment had no impact on our revenue.
Revenue from Starz Networks increased $2.1 million or 1% for the three months ended September 30, 2015 as compared to the corresponding prior year period. The increase in revenue was a result of a $5.1 million increase due to higher average subscriptions, offset by a $3.0 million decrease due to lower effective rates, both due to increased promotional activity with various distributors.
Revenue from Starz Distribution decreased $7.9 million or 11% for the three months ended September 30, 2015 as compared to the corresponding prior year period. This decrease was primarily due to lower revenue from AMC Networks’ “The Walking Dead” and no significant new STARZ original series releases, which were partially offset by an increase in revenue from films distributed for Weinstein.
Programming
Programming costs increased $3.0 million or 2% for the three months ended September 30, 2015 as compared to the corresponding prior year period. The increase in programming costs was due to a $10.0 million increase in original series amortization expense and a $2.2 million increase in other programming related costs, offset by a $9.2 million decrease in output and library film amortization expense.
We expect programming costs related to original programming to increase for the remainder of 2015 due to the mix of our original series in the fourth quarter. We are debuting “Ash vs Evil Dead,” premiering the third and final season of “Da Vinci’s Demons” and premiering the higher cost limited series “Flesh and Bone” as compared to two lower cost series in the fourth quarter of 2014: “The Missing” and “The Chair.” As a result of this increase in original programming, we expect programming expense in the range of $195.0 million to $205.0 million for the fourth quarter of 2015.

In addition, we expect programming costs related to original programming to increase in the future. We are currently benefiting from a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during the most recent output agreement renewals. We expect to see continued savings in the 2015 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year over the next few years.
Production and Acquisition
Production and acquisition costs increased $3.7 million or 10% for the three months ended September 30, 2015 as compared to the corresponding prior year period. The increase was primarily due to an increase in revenue from films distributed for Weinstein, which resulted in higher participation costs.
Home Video Cost of Sales
Home video cost of sales decreased $9.7 million or 51% for the three months ended September 30, 2015 as compared to the corresponding prior year period. Home video cost of sales represented 27% and 44% of home video net sales for the three months ended September 30, 2015 and 2014, respectively. This decrease in costs as a percentage of sales was due to a higher percentage of revenue from Weinstein titles as compared to our other home video releases, including lower revenue from “The Walking Dead” and our original series. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Advertising and marketing
Starz Networks	$29.6	$36.8	$(7.2)	(20)%
Starz Distribution	5.9	7.3	(1.4)	(19)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	35.5	44.1	(8.6)	(20)%
General and administrative, excluding stock compensation
Starz Networks	22.9	20.5	2.4	12%
Starz Distribution	8.4	9.7	(1.3)	(13)%
Starz Animation	0.1	0.1	—	—%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	31.4	30.3	1.1	4%
Stock compensation	7.5	7.0	0.5	7%
Total general and administrative	38.9	37.3	1.6	4%

Total selling, general and administrative	$74.4	$81.4	$(7.0)	(9)%

General and administrative expense as a percentage of revenue	10%	9%
Starz Networks’ advertising and marketing costs decreased due to lower spend related to the mix of shows in our original programming line-up.

Adjusted OIBDA
Adjusted OIBDA by segment was as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Adjusted OIBDA (1)
Starz Networks	$113.1	$109.9	$3.2	3%
Starz Distribution	1.8	0.6	1.2	200%
Starz Animation	(0.1)	(0.7)	0.6	86%
Inter-segment eliminations	(0.1)	—	(0.1)	—%
Total Adjusted OIBDA	$114.7	$109.8	$4.9	4%
___________________
(1)    See Note 8 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes.
Adjusted OIBDA for Starz Networks increased $3.2 million for the three months ended September 30, 2015 as compared to the corresponding prior year period. Such increase was a result of the increase in revenue and lower advertising and marketing costs, partially offset by an increase in programming costs. Adjusted OIBDA for Starz Distribution increased $1.2 million primarily due to the distribution of films for Weinstein.
Other Expense, Net
We recorded other expense, net of $4.5 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. The expense for the three months ended September 30, 2015 was primarily comprised of our share of losses from our investment in Playco Holdings Limited (“Playco”), losses on foreign currency hedging transactions and foreign currency exchange losses. We account for our investment in Playco using the equity method.
Income Taxes
We had income before income taxes of $85.8 million and $84.4 million and income tax expense of $26.3 million and $28.6 million for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 31% and 34% for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the three months ended September 30, 2015 and 2014 was positively impacted by Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, which was partially offset by state and local taxes.  The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
Our operating results were as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue:
Programming networks and other services	$1,165.9	$1,100.1	$65.8	6%
Home video net sales	106.6	138.2	(31.6)	(23)%
Total revenue	1,272.5	1,238.3	34.2	3%
Costs and expenses:
Programming (including amortization)	459.5	471.6	(12.1)	(3)%
Production and acquisition (including amortization)	146.3	126.8	19.5	15%
Home video cost of sales	29.6	41.6	(12.0)	(29)%
Operating	40.9	40.4	0.5	1%
Selling, general and administrative	227.1	227.4	(0.3)	—%
Depreciation and amortization	14.3	14.9	(0.6)	(4)%
Total costs and expenses	917.7	922.7	(5.0)	(1)%
Operating income	354.8	315.6	39.2	12%
Other income (expense):
Interest expense, net of amounts capitalized	(34.0)	(34.7)	0.7	2%
Other income (expense), net	(8.8)	10.0	(18.8)	(188)%
Income before income taxes	312.0	290.9	21.1	7%
Income tax expense	(103.4)	(99.3)	(4.1)	(4)%
Net income	$208.6	$191.6	$17.0	9%
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2015 TO NINE MONTHS ENDED SEPTEMBER 30, 2014
Revenue
Revenue by segment was as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue
Starz Networks	$996.6	$979.4	$17.2	2%
Starz Distribution	253.7	235.9	17.8	8%
Starz Animation	23.1	24.0	(0.9)	(4)%
Inter-segment eliminations	(0.9)	(1.0)	0.1	10%
Total revenue	$1,272.5	$1,238.3	$34.2	3%

Starz Networks’ revenue represented 78% and 79% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively.

The table below sets forth, for the periods presented, subscriptions to our STARZ and ENCORE networks (subscriptions in millions):

	As of September 30,		# Change	% Change
Period End Subscriptions:	2015	2014 (1)	‘15 vs ‘14	‘15 vs ‘14
STARZ	23.3	22.3	1.0	4%
ENCORE	32.5	33.5	(1.0)	(3)%
Total	55.8	55.8	—	—%
___________________
(1)    The September 30, 2014 period end subscriptions have been adjusted for a reporting correction by one of our distributors. Such adjustment had no impact on our revenue.
Revenue from Starz Networks increased $17.2 million or 2% for the nine months ended September 30, 2015 as compared to the corresponding prior year period. The increase in revenue was a result of a $10.5 million increase due to higher effective rates and a $6.7 million increase due to higher average subscriptions resulting from increased promotional activity with various distributors.
Revenue from Starz Distribution increased $17.8 million or 8% for the nine months ended September 30, 2015 as compared to the corresponding prior year period. This increase was primarily due to licensing of our original series “Spartacus” and “Magic City” to Netflix in the U.S. and select international territories and “The White Queen” to Amazon in the U.S. and Netflix in select international territories along with the release of “Black Sails” season one in the home entertainment market (i.e., DVD and digital formats) and “Black Sails” season two in various television markets throughout the world In addition, revenue from Starz Distribution was impacted by an increase in revenue from films distributed for Weinstein, partially offset by a decrease in revenue from AMC Networks’ “The Walking Dead.”
Programming
Programming costs decreased $12.1 million or 3% for the nine months ended September 30, 2015 as compared to the corresponding prior year period. The decrease in programming costs was primarily due to a $34.4 million decrease in output and library film amortization expense, partially offset by a $22.8 million increase in original series amortization expense.
We expect programming costs related to original programming to increase for the remainder of 2015 due to the mix of our original series in the fourth quarter. We are debuting “Ash vs Evil Dead,” premiering the third and final season of “Da Vinci’s Demons” and premiering the higher cost limited series “Flesh and Bone” as compared to two lower cost series in the fourth quarter of 2014: “The Missing” and “The Chair.” As a result of this increase in original programming, we expect programming expense in the range of $650.0 million to $660.0 million for the year ended December 31, 2015.
In addition, we expect programming costs related to original programming to increase in the future. We are currently benefiting from a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during the most recent output agreement renewals. We expect to see continued savings in the 2015 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year over the next few years.
Production and Acquisition
Production and acquisition costs increased $19.5 million or 15% for the nine months ended September 30, 2015 as compared to the corresponding prior year period. The increase was primarily due to (i) higher Starz Distribution revenue related to our original series, which resulted in higher amortization of our investment in films and television programs and participation costs and (ii) an increase in revenue from films distributed for Weinstein, which resulted in higher participation costs.

Home Video Cost of Sales
Home video cost of sales decreased $12.0 million or 29% for the nine months ended September 30, 2015 as compared to the corresponding prior year period. Home video cost of sales represented 28% and 30% of home video net sales for the nine months ended September 30, 2015 and 2014, respectively. This decrease in costs as a percentage of sales was due to lower revenue from non-Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Advertising and marketing
Starz Networks	$93.1	$86.9	$6.2	7%
Starz Distribution	21.2	25.6	(4.4)	(17)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	114.3	112.5	1.8	2%
General and administrative, excluding stock compensation
Starz Networks	66.0	63.4	2.6	4%
Starz Distribution	24.0	29.9	(5.9)	(20)%
Starz Animation	0.4	0.4	—	—%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	90.4	93.7	(3.3)	(4)%
Stock compensation	22.4	21.2	1.2	6%
Total general and administrative	112.8	114.9	(2.1)	(2)%

Total selling, general and administrative	$227.1	$227.4	$(0.3)	—%

General and administrative expense as a percentage of revenue	9%	9%
Starz Networks’ advertising and marketing costs increased primarily due to higher distributor marketing support. Starz Distribution’s advertising and marketing costs decreased primarily as a result of reduced spend on various non-Weinstein titles. The decrease in Starz Distribution’s general and administrative expenses was primarily due to a reduction in bad debt expense.

Adjusted OIBDA
Adjusted OIBDA by segment was as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Adjusted OIBDA (1)
Starz Networks	$365.0	$345.7	$19.3	6%
Starz Distribution	30.2	9.5	20.7	218%
Starz Animation	(1.4)	(2.1)	0.7	33%
Inter-segment eliminations	(0.2)	0.3	(0.5)	(167)%
Total Adjusted OIBDA	$393.6	$353.4	$40.2	11%
___________________
(1)    See Note 8 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes.
Adjusted OIBDA for Starz Networks increased $19.3 million for the nine months ended September 30, 2015 as compared to the corresponding prior year period. Such increase was a result of the increase in revenue and lower programming costs, partially offset by the increase in selling, general and administrative expenses. Adjusted OIBDA for Starz Distribution increased $20.7 million primarily due to higher revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in production and acquisition costs.
Other Income (Expense), Net
We recorded other expense, net of $8.8 million for the nine months ended September 30, 2015 as compared to other income, net of $10.0 million for the nine months ended September 30, 2014. The expense for the nine months ended September 30, 2015 was primarily comprised of our share of losses from our investment in Playco, losses on foreign currency hedging transactions and foreign currency exchange losses. We account for our investment in Playco using the equity method. The income for the nine months ended September 30, 2014 was primarily comprised of $10.7 million of cash we received from Revolution Studios Holding Company, LLC (“Revolution”), an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets. We account for Revolution using the equity method and reduced our investment to zero in 2006.
Income Taxes
We had income before income taxes of $312.0 million and $290.9 million and income tax expense of $103.4 million and $99.3 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 33% and 34% for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the nine months ended September 30, 2015 and 2014 was positively impacted by Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, which was partially offset by state and local taxes.  The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.
MATERIAL CHANGES IN FINANCIAL CONDITION
As of September 30, 2015, our cash and cash equivalents totaled $17.0 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated $88.5 million and $107.2 million of net cash provided by operating activities for the nine months ended September 30, 2015 and 2014, respectively. Our primary uses of cash are for payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $350.2 million and $348.0 million for the nine months ended September 30, 2015 and 2014, respectively. Cash paid for original programming, home video and other content totaled $285.0 million and $267.4 million for the nine months ended September 30, 2015 and 2014, respectively, and increased primarily due to an increase in the number of original series in production. We plan to continue to increase our investments in original programming in future periods. A $30.5 million increase in our long term receivables from the licensing of certain of our original series to Netflix and Amazon and a $15.7 million increase in taxes paid negatively impacted our net cash provided by operating activities for the nine months ended September 30, 2015.
During the nine months ended September 30, 2015, we made advances to Playco, an equity investee in which we hold an approximate 40% ownership interest, totaling $3.8 million. We received $10.7 million of cash from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets during the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, we had net payments of debt of $10.9 million. We used $64.7 million, including fees, for Starz to buy back common stock under its share repurchase program during the nine months ended September 30, 2015 as compared to $226.6 million during the nine months ended September 30, 2014. Starz has $117.6 million available under its share repurchase program as of September 30, 2015.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our 2015 Credit Agreement and we expect that we will be able to utilize these sources to fund our expected uses of cash for investing and financing activities, which include debt repayments, our funding of the buybacks of Starz’s common stock and capital expenditures during 2015. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our 2015 Credit Agreement through its expiration on April 20, 2020 will be sufficient to fund our cash commitments for investing and financing activities, such as our capital expenditures and long term debt obligations from 2016 through 2019. As of September 30, 2015, we had $575.0 million of borrowing capacity available under our 2015 Credit Agreement.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” For a public entity, ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before annual periods beginning after December 15, 2016. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. We are currently assessing the impact that these changes will have on our consolidated financial statements, and therefore are unable to quantify such impact or determine the method of adoption.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For a public entity, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The guidance in ASU 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 states that given the absence of authoritative literature, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of September 30, 2015, Starz, LLC had $12.7 million of debt issuance costs which are included in other assets, net in the accompanying condensed consolidated balance sheets. We plan to adopt the new guidance effective December 31, 2015. Other than the reclassification of debt issuance costs from other assets, net to debt in the consolidated balance sheets, we do not expect this guidance to have a material impact on our consolidated financial statements.

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
We are exposed to changes in interest rates as a result of borrowings used to fund our investing and financing activities. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt and by entering into interest rate swap and collar arrangements when we deem appropriate.
As of September 30, 2015, our debt was comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$425.0	2.10%	$743.2	5.13%
A hypothetical 50 basis point change in interest rates prevailing at September 30, 2015 would either increase or decrease our annual interest expense on our variable rate debt by approximately $2.1 million. As shown above, the majority of our outstanding debt at September 30, 2015 was fixed rate debt. We have borrowing capacity at September 30, 2015 of $575.0 million under our 2015 Credit Agreement at variable rates.
At September 30, 2015, the fair value of our Senior Notes was $680.0 million. We believe the fair value of our 2015 Credit Agreement approximates its carrying value as of September 30, 2015 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original series that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of September 30, 2015, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (“Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Starz, LLC
	By:	/s/ Christopher P. Albrecht
Date: October 29, 2015		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/ Christopher P. Albrecht
Christopher P. Albrecht		Chief Executive Officer (Principal Executive Officer)	October 29, 2015
/s/ Scott D. Macdonald
Scott D. Macdonald		Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2015

Starz		Sole Member-Manager of the Registrant	October 29, 2015
By:	/s/ David Weil
David Weil		Executive Vice President, General Counsel

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