Form 10-K
period 2015-12-31
Starz, LLC
filed 2016-02-25
CIK 1559270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
2015 ANNUAL REPORT ON FORM 10-K

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
Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following:

•
changes in the nature of key strategic relationships with multichannel video programming distributors (“MVPDs”), online distribution partners (“Online Distributors” and together with MVPDs, “Distributors”) and content providers and our ability to enter into, maintain and renew affiliation agreements with Distributors and programming output and library agreements with content providers on terms acceptable to us;

•	business combinations involving Distributors or content providers;

•	Distributor demand for our products and services, including the impact of higher rates paid by our Distributors to other programmers, and our ability to adapt to changes in demand;

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

•
disruption in the production of theatrical films or television programs due to catastrophic events, such as natural disasters, fire or weather, or work stoppages or strikes by unions representing writers, directors or actors;

•
changes in distribution and viewing of television programming, including the expanded deployment of DVRs, video-on-demand, online based content delivery, Blu-ray™ players, game consoles and mobile devices, and their impact on media content consumption;

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

•
failure to protect digital information, including confidential and proprietary information about our distributors, viewers and employees, and copies of films, television programs, and other content, subjecting us to potentially costly government enforcement actions, private litigation and reputational risks;

•	market demand for our products and services internationally;

•	fluctuation in foreign currency exchange rates; and

•	threatened terrorist attacks or political unrest in domestic and international markets.
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
COMPANY OVERVIEW
Starz, LLC is a leading integrated global media and entertainment company. We provide premium subscription video programming in the United States to cable operators, satellite television providers, telecommunications companies and online video providers. We also develop, produce and acquire entertainment content and distribute this content to consumers in the United States (“U.S.”) and throughout the world. We are a wholly-owned subsidiary of Starz. Our business operations are conducted by our wholly-owned subsidiaries Starz Entertainment, LLC (“Starz Entertainment”), Starz Media Group, LLC (“Starz Media”) and certain other immaterial subsidiaries. In October 2015, Starz, LLC acquired the 25% interest in Starz Media which had previously been owned by The Weinstein Company LLC (“Weinstein”). In October 2015, Starz, LLC sold 100% of its wholly-owned subsidiary Film Roman, LLC (“Film Roman”), which made up 100% of our Starz Animation operating segment.
Following the sale of Film Roman, we manage our operations through our Starz Networks and Starz Distribution operating segments. Our integrated operating segments enable us to maintain control and maximize the profitability of our original programming content and its marketing and distribution in the home entertainment and television ancillary markets. Our expanding original programming line-up also provides downstream revenue opportunities for the Starz Distribution operating segment to the extent we retain rights to exploit such programming in these ancillary markets both in the U.S. and around the world.

Financial information related to our operating segments can be found in Note 12 to our consolidated financial statements found beginning on page F-2 of this report. A discussion regarding our operating segments follows.
STARZ NETWORKS
Programming Networks
Starz Networks is a leading provider of premium subscription video programming to U.S. MVPDs, including cable operators (such as Comcast and Time Warner Cable), satellite television providers (such as DIRECTV and DISH Network) and telecommunications companies (such as AT&T and Verizon). In December 2015, we began offering Starz content to Amazon, an Online Distributor. Starz Networks’ flagship premium networks are STARZ and ENCORE. As of December 31, 2015, these networks were available for subscription in approximately 113 million U.S. multichannel video and broadband-only households, and together STARZ and ENCORE served 55.8 million subscribers. Our third network, MOVIEPLEX, offers a variety of art house, independent films and classic movie library content. STARZ and ENCORE, along with MOVIEPLEX, air more than 1,000 movies monthly across 17 linear networks complemented by on-demand and online services.

Premium networks, such as STARZ and ENCORE, offer recently released and library film content, along with original series and specials without advertisements. Premium networks are offered by our Distributors to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a la carte basis. Subscribers to premium networks have the exclusive opportunity to watch “first run” or new movies when they are first aired on linear television or online following their initial release in movie theaters.
STARZ PLAY, ENCORE PLAY and MOVIEPLEX PLAY offer online viewing options for STARZ, ENCORE and MOVIEPLEX subscribers to enjoy the quality original series and commercial-free movies offered on the respective STARZ, ENCORE and MOVIEPLEX networks. The PLAY services are available on a wide array of platforms and devices.

The table below depicts Starz Networks’ 17 existing linear networks, the respective on-demand services, as well as our STARZ PLAY, ENCORE PLAY and MOVIEPLEX PLAY online services and highlights some of their key attributes.

starz

starz
starz IN BLACK
starz KIDS & FAMILY
starz CINEMA
starz EDGE
starz COMEDY
starz ON DEMAND
starz PLAY

- Flagship network with 6 premium channels
- All 6 channels offered in HD
- Powerful original series and big hit movies
- First-run output and library films
- STARZ PLAY and STARZ ON DEMAND - offer more than 500 monthly selections, with 300 movies and 1,200 episodes of STARZ Original Series encore

encore
encore ACTION
encore BLACK
encore CLASSIC
encore ESPAÑOL
encore FAMILY
encore SUSPENSE
encore WESTERNS
encore ON DEMAND
encore PLAY

- 8 premium channel offerings
- Favorite films and series across genre-themed channels
- First-run and classic favorites
- ENCORE PLAY and ENCORE ON DEMAND – offer more than 1,400 monthly selections, with 300 movies and select series movieplex

movieplex
indieplex
retroplex
movieplex On Demand
movieplex PLAY

- 3 premium channel offerings
- All 3 channels offered in HD
- Variety of art house, independent films and classic movie library content
- MOVIEPLEX PLAY and MOVIEPLEX ON DEMAND – offer more than 200 movies every month

Demographics
Our STARZ networks target a balanced composition of men and women in the 25-54 age group who have higher levels of education and income of $50,000+ annually. The ENCORE networks are sold in both premium programming packages together with our STARZ networks and in less expensive digital programming packages depending on the Distributor. ENCORE targets male adults in the 35-50 age group (more targeted for the theme channels) with income of $50,000+ annually. MOVIEPLEX is sold primarily in less expensive digital programming packages and together with our ENCORE networks depending on the Distributor. Together with its theme channels, INDIEPLEX and RETROPLEX, MOVIEPLEX targets a broad age range of men and women 35 and older with incomes of $50,000+ annually.

Affiliation Agreements
Our networks are distributed pursuant to affiliation agreements with our Distributors. These agreements require us to deliver programming that meets certain standards and volumes of first-run films or original series or number of first-run output studios. We earn revenue under these agreements either:

•	based solely on the total number of subscribers who receive our networks multiplied by rates specified in the agreements (i.e., consignment), or

•
based on amounts or rates which are not tied solely to the total number of subscribers who receive our networks (i.e., non-consignment). Examples of non-consignment agreements include fixed payment arrangements whereby a Distributor pays a fixed monthly payment (with annual escalators) regardless of the total number of subscribers who receive our networks. Additionally, Distributor payments may be calculated using the number of households subscribing to the Distributor’s basic service multiplied by rates specified in the agreement.

We work with our Distributors to increase the number of subscribers to our networks. To accomplish this, we may help fund the Distributors’ efforts to market our networks or we may permit Distributors to offer limited promotional periods without payment of subscriber fees. We believe these efforts enhance our relationship with Distributors, improve the awareness of our networks and ultimately increase subscribers and revenue over the term of our affiliation agreements.
Distributors report the number of subscribers to our networks and pay us for services, generally on a monthly basis. The agreements are generally structured to be multi-year agreements with staggered expiration dates and generally provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the Consumer Price Index.
Our existing affiliation agreements expire at various dates through 2020. Failure to renew important affiliation agreements, or the termination of those agreements, would have a material adverse effect on our business, and, even if affiliation agreements are renewed, there can be no assurance that renewal rates will equal or exceed the rates that are currently being charged. We have not historically failed to renew an agreement, although agreements have sometimes expired before the renewal was fully negotiated and finalized or continued on a month-to-month basis (in such cases, paid carriage of our networks continued unaffected during the periods in which the agreements were being negotiated).
As of December 31, 2015, we had 23.6 million STARZ subscribers and 32.2 million ENCORE subscribers. Our subscriber numbers do not include subscribers who receive programming free as part of a promotional offer.
For the year ended December 31, 2015, revenue earned under affiliation agreements with AT&T (including DIRECTV, which it acquired in July 2015) and Comcast each accounted for at least 10% of Starz, LLC’s revenue.
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
Under these agreements, our networks have valuable exclusive rights to air new movies on linear television networks, on-demand or online during two or three separate windows over a period of approximately eight to ten years from their initial theatrical release. Generally, except on a video-on-demand or pay-per-view basis, no other network, online streaming or other video service may air or stream these recent releases during our first two windows and no other premium subscription service may air or stream these releases between our first two windows. Examples of recent Hollywood blockbusters that are exclusively aired or will be aired by our networks in 2016 include Star Wars: The Force Awakens, Ant-Man, Avengers: Age of Ultron, Concussion, Inside Out, Paul Blart: Mall Cop 2 and Pixels.
Our output licensing agreement with Sony, which began in 2001, includes all titles released under the Columbia, Screen Gems, Sony Pictures Classics and TriStar labels. We do not license films produced by Sony Pictures Animation. We have licensed theatrical titles from Disney since 1994. We currently license films released by Disney under the Disney, Touchstone, Pixar and Marvel labels. We do not license films produced by DreamWorks that are released by Disney.
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
A summary of our significant output and library programming agreements follows:

Summary of Significant Output Programming Agreements		Summary of Significant Library Programming Agreements

Studio	Term(1)	Studio	Term
Disney (aka Buena Vista)	12/2015	Warner Bros.	07/2017
Sony	12/2021	Twentieth Century Fox	02/2019
		MGM	03/2021
		Sony Pictures	10/2021
		Universal	12/2021
		Paramount	10/2022
		Miramax	02/2023
		Lionsgate	09/2025
		The Weinstein Company	01/2026
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

Original Programming

We contract with independent production companies, including BBC Worldwide Limited, Film Afrika, Media Rights Capital and Sony Pictures Television, among others, to produce the majority of the original programming that appears on our networks. These contractual arrangements provide us with either:

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

Our currently announced 2016 STARZ Original series programming line-up:

“Black Sails” Season 3 (10 episodes, 10 hours): The Michael Bay produced “Black Sails” chronicles the adventures of fabled buccaneer Captain Flint and his men. In the wake of Charles Town, the world lives in fear of Captain Flint. But when his campaign of terror crosses over into madness, it falls to John Silver to locate the man within the monster. Meanwhile, with Eleanor Guthrie gone, Jack Rackham and Captain Charles Vane struggle to secure Nassau for the ages. All will be tested when a new threat arrives. It knows them. It understands them. And in the blink of an eye, it will turn them against each other.

“Outlander” Season 2 (13 episodes, 13 hours): Based on the international best-selling novels by Diana Gabaldon, the series created by Ronald D. Moore (“Battlestar Galactica”) spans the genres of romance, science fiction, history and adventure as it follows Claire Randall, a married WWII combat nurse who mistakenly falls back in time to 1743. Season 2 of Outlander begins as Claire and Jamie arrive in France, hell-bent on infiltrating the Jacobite rebellion led by Prince Charles Stuart and stopping the battle of Culloden. With the help of his cousin Jared (Robert Cavanah), a local wine merchant, Jamie and Claire are thrown into the lavish world of French society, where intrigue and parties are abundant, but political gain proves far less fruitful. Altering the course of history presents challenges that begin to weigh on the very fabric of their relationship. However, armed with the knowledge of what lies ahead, Claire and Jamie must race to prevent a doomed Highland uprising and the extinction of Scottish life as they know it.

“Girlfriend Experience” Season 1 (13 episodes, 6.5 hours): This 13-part anthology series is inspired by the 2009 Magnolia Pictures film of the same name, with acclaimed director Steven Soderbergh serving as executive producer. Christine Reade is a second-year student at Chicago-Burnham Law School and a new intern at the prestigious firm of Kirkland & Allen. Working hard to establish herself at the firm, her focus quickly shifts when a classmate introduces her to the world of transactional relationships. Known as GFEs, they are women who provide “The Girlfriend Experience” - emotional and sexual relationships at a very high price. Juggling two very different lives, Christine quickly finds herself drawn into the GFE world, attracted to the rush of control and intimacy.

“Power” Season 3 (10 episodes, 10 hours): Curtis “50 Cent” Jackson returns as both an executive producer and actor on “Power,” a visionary crime drama set in two different worlds, the glamorous New York club scene and that city’s brutal drug trade. Season 3 finds James St. Patrick as the owner of new nightclubs, out of the drug game and in a rekindled relationship with his first love, Angela - the Assistant United States Attorney sworn to bring him to justice.  But just as they begin to believe James’ past criminal persona of “Ghost” may finally be behind them, both are forced to face the consequences of running from a life from which no one gets away clean. Will James St. Patrick’s dream life end before it begins with old sins and the specter of “Ghost” coming back to haunt him?  Be careful what you wish for.

“Survivor’s Remorse” Season 3 (10 episodes, 5 hours): Inspired by the experiences of NBA star LeBron James and executive produced by television legend Tom Werner (“The Cosby Show” and “Roseanne”), “Survivor’s Remorse” is a half-hour comedy series that explores the complexity, comedy and drama of an experience that everyone reads about, but few understand - what truly happens when you make it out. Cam Calloway, a hardworking, young basketball star who is thrust into the limelight after signing a huge contract with a pro team in Atlanta continues to confront the challenges of balancing the needs of family with the rewards and responsibilities generated by his newfound wealth and fame.

“Blunt Talk” Season 2 (10 episodes, 5 hours): “Blunt Talk” is a character-driven comedy executive produced by Seth MacFarlane and Jonathan Ames, starring Sir Patrick Stewart. The series revolves around Walter Blunt, a British import intent on conquering the world of American cable news.  The 2nd season of “Blunt Talk” finds Walter and his team on top of the network ratings when Walter runs into an old flame, in town to investigate a conspiracy involving one of Los Angeles’ most crucial environmental threats. As he is pulled deeper into a web of intrigue, his entire newsroom follows behind, bringing along with them their numerous neuroses. As ever, Walter must juggle these romances and rivalries while he changes the world, one news story at a time.

“Ash vs Evil Dead” Season 2 (10 episodes, 5 hours): In the long-awaited follow-up to the international classic horror film The Evil Dead, “Ash vs Evil Dead” reunites the original team of Sam Raimi (the Spider-Man film trilogy), Rob Tapert (“Spartacus” and “Xena: Warrior Princess”) and Bruce Campbell, who reprises his role as Ash, the stock boy, aging lothario and chainsaw-handed monster hunter who has spent the last 30 years avoiding responsibility, maturity and the terrors of the Evil Dead.  This season roars back into action with Ash leaving his beloved Jacksonville and returning to his hometown of Elk Grove. There, he confronts Ruby. The former enemies have to form an uneasy alliance as Elk Grove soon becomes the nucleus of evil.

Our 2015 STARZ Original series programming line-up:

BLACK SAILS

1Q15

OUTLANDER

POWER

2Q15

SURVIVOR'S REMORSE

Blunt Talk

3Q15

ASH vs EVIL DEAD

flesh and bone

DAVINCI'S DEMONS

4Q15

“Black Sails” Season 2 (10 episodes, 10 hours): With the Walrus crew stranded and the precious Urca gold in Spanish hands, Flint and Silver must join forces in a desperate bid for survival. Eleanor Guthrie’s grip on Nassau is slipping when a new breed of pirate arrives in the form of Ned Low. As blood is spilled and tensions mount, Charles Vane must decide which he values more: Eleanor’s life, or his men’s respect. And unbeknownst to them all, a prize of immeasurable value has already been smuggled onto the island. Its discovery will impose the ultimate judgment: are they men, or are they monsters?

“Outlander” Season 1B (8 episodes, 8 hours): As the season continues, Claire and Jamie’s relationship is tested, and Claire must reconcile her modern mindset with this 18th century world. Ruthless redcoats, volatile clan politics and even a witch trial force Jamie and Claire to escape to a new home. Just when their life as a married couple begins to take shape, Jamie is once again drawn into Captain Randall’s darkness. Ultimately, Claire discovers there is a fate worse than death as she struggles to save Jamie’s heart, as well as his soul.

“Power” Season 2 (10 episodes, 10 hours): Ghost’s club, Truth, caters to the elite: the famous and infamous boldface names that run the city that never sleeps. As its success grows, so does Ghost’s plan to build an empire. However, Truth hides an ugly reality: it’s a front for Ghost’s criminal underworld; a lucrative drug network, serving only the wealthy and powerful.  As Ghost is seduced by the prospect of a legitimate life, everything precious to him becomes unknowingly threatened. Once you’re in, can you ever get out?

“Survivor’s Remorse” Season 2 (10 episodes, 5 hours): Cam Calloway, along with his cousin and confidant Reggie Vaughn, confront the challenges of carrying opportunistic family members and their strong ties to the impoverished community that they come from. Cam, Reggie and an unforgettable group of characters wrestle with the rewards and pitfalls of stardom, love and loyalty.

“Blunt Talk” Season 1 (10 episodes, 5 hours): Through the platform of his nightly interview show, Blunt is on a mission to impart his wisdom and guidance on how Americans should live, think and behave.  Besieged by network bosses, a dysfunctional news staff, numerous ex-wives and children of all ages, Blunt’s only support is the alcoholic manservant he transplanted from the U.K. to join him in Los Angeles and his manager, played by Oscar® nominee Jacki Weaver.  The series follows the fallout from Blunt’s well-intentioned, but mostly misguided decision-making, both on and off the air.

“Ash vs Evil Dead” Season 1 (10 episodes, 5 hours): When a Deadite plague threatens to destroy all of mankind, Ash is finally forced to face his demons - personal and literal.  Destiny, it turns out, has no plans to release the unlikely hero from its “Evil” grip.

“Da Vinci’s Demons” Season 3 (10 episodes, 10 hours): In a world where thought and faith are controlled, Leonardo Da Vinci fights to set knowledge free. The tortured genius defies authority and throws himself into the future, forever changing the fate of mankind. Leonardo da Vinci’s world comes crashing down when the city of Otranto is torn apart by an Ottoman invasion. On the battlefield, the Turks use da Vinci’s own weapons against him… the designs for which were stolen by someone he trusted. This betrayal will haunt Leo long after the battle is decided, as will the deaths of loved ones lost in the fighting. When Rome instigates a Crusade against the Turks, he seizes the opportunity to join, but his mission is complicated by a series of grisly murders that terrorize Italy and threaten the Crusade itself. The Emmy® Award winning series’ third season is executive produced by David S. Goyer (the Dark Knight film trilogy and Man of Steel) and is written by John Shiban (“Breaking Bad” and “The X-Files”).

“Flesh and Bone” (8 episodes, 8 hours): Created/executive produced by Moira Walley-Beckett (“Breaking Bad”), this series is described as a dark and gritty drama that unflinchingly explores the dysfunction and glamour of the ballet world. After a long career as an acclaimed dancer, Paul Grayson founded the American Ballet Company, and he’s determined to make it rank among the world’s best artistic institutions. The key, he believes, is Claire Robbins, a transcendent ballerina, capable of reaching the sublime, but her inner torment and aspirations drive her in compelling, unforeseeable ways, especially when confronted with Paul’s ping-pong fits of ebullience and rage. ABC’s mercurial leader requires his dancers’ abject devotion… to an extremely unhealthy degree.

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
Competition
Our networks operate in highly competitive markets. We compete with other programming networks, including premium television network providers HBO/Cinemax, Showtime and EPIX, for viewing and subscribership by each Distributor’s customer base. Our networks compete not only with other programming networks and other content available from our Distributors, but also with over-the-air broadcast television, online services (e.g., Netflix, Amazon and Hulu), mobile services, radio, print media, motion picture theaters, DVDs and other sources of information and entertainment.
We also compete with other content providers to secure desired entertainment programming. The success of our business depends on the ability to license and produce content for the networks that is adequate in quantity and quality and will generate satisfactory subscriber levels. A portion of our original programming and a majority of the theatrical movie content are obtained through agreements with other parties that have produced or own the rights to such programming. Other programming networks that are affiliated with programming sources such as movie or television studios or own film libraries may have a competitive advantage over us in this area. With respect to the acquisition of programs and movies that are not produced by or specifically for our networks, our competitors include national broadcast television networks, local broadcast television stations, other premium television networks, other cable programming networks and online video distributors. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

Regulatory Matters
In the U.S., the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other Distributors that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the U.S. are also regulated by municipalities or other state and local government authorities. Although cable television systems are subject to federal rate regulation on the provision of basic service, such regulation is strictly limited to those local franchise authorities that have made an affirmative showing that there is no effective competition in the community. Very few franchise authorities have filed the necessary rate regulation certification. Nonetheless, other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services, and regulatory carriage requirements also could adversely affect the number of channels available to carry our networks.
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
Closed Captioning
The Telecommunications Act of 1996 also required the FCC to establish rules to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that require, among other things, video programming owners to send caption files for Internet protocol (“IP”) delivered video programming to video programming distributors and providers along with program files. A four year implementation period for the IP-delivered programming captioning requirements will be completed in 2016. In February 2014, the FCC adopted closed captioning quality standards regarding captioning accuracy, synchronicity, completeness and placement and captioning best practices for programmers. These new closed captioning requirements became effective in March 2015. As a result, our networks may incur additional costs for closed captioning.
Commercial Advertisement Loudness Mitigation (“CALM”) Act
Congress enacted the Commercial Advertisement Loudness Mitigation (“CALM”) Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. The FCC’s CALM Act implementing regulations became effective on December 13, 2012. In 2014, the FCC revised its rules to incorporate the successor commercial loudness technical standard, and compliance with the successor technical standard is now mandatory. Although the FCC’s CALM Act regulations place the primary compliance responsibility on Distributors, the FCC’s “safe harbor” compliance approach, which requires programmers to issue “widely available” CALM Act compliance certifications to Distributors, effectively shifts much of that responsibility to programmers.
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
Program Access
Because overlapping attributable interests continue to exist between us and entities owning cable systems, we remain subject to the FCC’s program access and antidiscrimination rules. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated Distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing Distributors on terms and conditions that do not unfairly discriminate among Distributors. As part of the FCC’s 2008 order approving Old LMC’s (for an explanation of Old LMC, Liberty Media and the LMC Spin-Off, see “Corporate Information”) acquisition of a controlling interest in DIRECTV, the FCC imposed program access conditions on Old LMC and its affiliated entities, including us. Under this order, as amended by the FCC’s October 5, 2012 order allowing the general restrictions on exclusive contracts to expire, we are required to make our programming services available to all Distributors on nondiscriminatory terms and conditions. We are also currently subject to the program access rules due to interests held by Liberty Broadband Corporation in Charter Communications, Inc., as well as interests held by Liberty Global plc in a cable television system in Puerto Rico, which interests are attributable to us under FCC rules. The FCC’s program licensing rules establish a damages remedy in situations where the defendant knowingly violates the regulations and a timeline for the resolution of complaints, among other things.
In 2014, the FCC released a notice of proposed rulemaking seeking comment on a proposal to revise the definition of distributor in its rules to include services, such as Internet-based services, that make available for purchase by subscribers or customers, multiple linear streams of video programming, regardless of the technology used to distribute the programming. If the FCC were to adopt its proposed definition and determine that the program access rules apply to such distributors, we potentially would be required to negotiate with, and license our programming services to, such distributors and to comply with other related regulatory requirements.

Online Services
To the extent that our programming services are distributed through online based platforms, we must comply with various federal and state laws and regulations applicable to online communications and commerce. Congress and individual states may consider additional legislation addressing online privacy and other issues.
Proposed Changes in Regulation
The regulation of programming services, cable television systems, DBS providers, broadcast television licensees and online distributed services is subject to the political process and has been in constant flux historically. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be materially adversely affected by future legislation, new regulation or deregulation.
STARZ DISTRIBUTION
Our Starz Distribution operating segment includes the operations of our Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses.
Sales and Distribution
Anchor Bay Entertainment is the global home video sales arm of Starz, LLC and distributes DVDs (standard definition and Blu-ray) under the ANCHOR BAY brand, in the U.S., Canada and other international territories to the extent we have home entertainment rights to such content in international territories. Anchor Bay Entertainment acquires and licenses various titles from third parties and also develops and produces certain of its content. Certain of the titles acquired by Anchor Bay Entertainment air on Starz Networks’ STARZ and ENCORE networks. Anchor Bay Entertainment also distributes Starz Networks’ original series and Weinstein’s titles. Each of these titles are sold to and distributed by regional and national retailers and other companies, including Amazon, Best Buy, Ingram Entertainment, Netflix, Redbox, Target and Wal-Mart. Consistent with the Hollywood studios, Anchor Bay Entertainment has a direct vendor relationship with the major

North American retailers (e.g., Best Buy, Target, Wal-Mart, etc.). Generally, retailers have the right to return unsold products. Anchor Bay Entertainment records its revenue net of an allowance for future returns of unsold product.
Starz Digital is the global digital and on-demand licensing arm of Starz, LLC and distributes content on pay-per-view, video-on-demand, subscription video-on-demand (“SVOD”), ad-supported video-on-demand (“AVOD”), electronic sell-through and other digital formats for Starz’s owned content, including Starz Networks’ original series, Weinstein’s titles and content licensed from third parties in the U.S. and throughout the world to the extent it has rights to such content in international territories. Certain of the titles acquired by Starz Digital air on Starz Networks’ STARZ and ENCORE networks. Starz Digital receives fees for its content from a wide array of partners ranging from traditional MVPDs to online and mobile distributors.

Starz Worldwide Distribution is the global television licensing arm of Starz, LLC and distributes movies, television series, documentaries, children’s programming and other video content. Starz Worldwide Distribution exploits Starz’s owned content, including Starz Networks’ original series, and content for which it has licensed rights on free or pay television in the U.S. and throughout the world to the extent it has rights to such content in international territories. Starz Worldwide Distribution receives fees for its content primarily from various U.S. and international programming networks.

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
Weinstein Agreement
Anchor Bay Entertainment has a license agreement with Weinstein for the distribution, by Anchor Bay Entertainment and Starz Digital, of certain of Weinstein’s theatrical titles through April 2020. Anchor Bay Entertainment earns a fee for the distribution of such theatrical titles.
Competition
Starz Distribution’s markets are highly competitive. Starz Distribution competes to sell content against all of the major Hollywood studios, including Disney, Paramount, Sony, Twentieth Century Fox, Universal and Warner Bros., as well as smaller studios such as Lionsgate. All of these studios distribute their theatrical, television and other titles acquired from third parties on DVD, various digital formats and through broadcast and cable programming networks. Starz Distribution also competes with independent distributors that are not affiliated with a Hollywood studio such as Alchemy, Cinedigm Corp., Entertainment One, Gaiam, Magnolia Pictures and RLJ Entertainment.
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
STRATEGY AND CHALLENGES
Our mission is to be a leading global entertainment brand providing powerful and immersive experiences. To that end, our goal is to provide Distributors and subscribers with high-quality, differentiated premium video services available on multiple viewing platforms.
Strategy
We focus on the following strategic goals:
Deliver engaging, brand building, premium original programming. We believe this is the most effective path to building a differentiated STARZ brand, which resonates with our Distributors and our subscribers. Targeting underserved audiences (e.g., African American, female, Latino) will continue to be a core pillar of our original programming content strategy. We continue to use various mechanisms to prudently and economically increase the volume of our original programming to our goal of 80-90 episodes per year, including wholly-owned, co-produced and licensed original series. As a result, our subscribers will have a regular opportunity to see a new episode of a STARZ Original series or a new season of an existing STARZ Original series on our flagship STARZ network throughout the year.
Create compelling consumer offerings. We intend to ensure that our services are available in formats and platforms that meet the needs of our Distributors as well as our subscribers. We seek to monetize the digital rights we control for our exclusive original series and those under our programming licensing agreements with Hollywood studios by licensing the digital rights to our services to our traditional distributors, as well as online video providers.
Expand the business and STARZ brand in new international markets. We continue to distribute our growing line-up of exclusive original programming throughout the world in the home entertainment and television ancillary markets to the extent we control the rights to such content in international territories. During 2015, we launched STARZ PLAY Arabia, a STARZ-branded online SVOD service in the Middle East and North African regions. We will continue to look for other opportunities in international markets to enhance our brand and ultimately grow the business.
We believe our strategy, combined with a proven management team, positions Starz for continued success. We look forward to making our networks and services “must haves” for subscribers and a meaningful margin driver for our Distributors, thereby driving value for our stockholders.
Challenges
We face certain key challenges in our attempt to achieve our strategic goals, including:

•	Our ability to renew and extend affiliation agreements with key Distributors on favorable terms;

•	Potential loss of subscribers due to competition from other networks and video programming services, as well as economic conditions;

•	Increased rates paid by our Distributors to carry broadcast networks and sports networks, making it more difficult for consumers to afford premium video services; and

•	Our ability to continue to acquire or produce affordable programming content, including original programming content that appeals to our Distributors and subscribers.

See “Item 1A. Risk Factors” for a discussion of these and other factors that could impact our performance and operating results.

EMPLOYEES
As of December 31, 2015, we had 772 full-time and part-time employees. We consider our employee relations to be good.
CORPORATE INFORMATION
Starz, LLC is a Delaware limited liability company, formed on August 10, 2006, with principal executive offices located at 8900 Liberty Circle, Englewood, Colorado 80112 and 9242 Beverly Boulevard, Suite 200, Beverly Hills, California 90210. Our main telephone number is (720) 852-7700 in Englewood, Colorado and (424) 204-4110 in Beverly Hills, California.
In January 2013, the parent company of Starz, LLC, Starz (formerly known as Liberty Media Corporation (“Old LMC”)) completed the spin off (the “LMC Spin-Off”) of its wholly-owned subsidiary Liberty Media Corporation (formerly known as Liberty Spinco, Inc. (“Liberty Media”)). Following the LMC Spin-Off, Starz retained the businesses of Starz, LLC and all other businesses, assets and liabilities of Old LMC are included in Liberty Media. As a result, Liberty Media became a separate public company on January 11, 2013. Unless the context otherwise requires, Old LMC is used when events or circumstances being described occurred prior to the LMC Spin-Off, and Starz is used to refer to Starz, LLC’s parent company when events or circumstances being described occurred following the LMC Spin-Off.

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

We depend on Distributors that carry our programming, and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all.
We currently distribute our programming through affiliation agreements with many Distributors, including AT&T, Cablevision, Charter, Comcast, Cox, DIRECTV, DISH Network, Time Warner Cable and Verizon. Our affiliation agreements with Distributors are scheduled to expire at various dates through 2020. The largest Distributors have significant leverage in their relationship with certain programmers, including Starz. As of September 30, 2015, the four largest MVPDs provided service to approximately 75% of U.S. multichannel households. Further consolidation among Distributors could increase this leverage.
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
We depend on a limited number of Distributors for a significant portion of our revenue.
Our networks depend upon agreements with a limited number of Distributors. For the year ended December 31, 2015, AT&T (including DIRECTV, which it acquired in July 2015) and Comcast each accounted for at least 10% of Starz’s revenue. The loss of any significant Distributor, or our inability to renew an affiliation agreement with any significant Distributor on acceptable terms, would have a materially adverse effect on our business, financial condition and results of operations.
Occasionally we have disputes with our Distributors over the terms of our carriage, such as how the Distributor markets our services (such as free offers), or other contract terms. If not resolved through business negotiation, such disputes could result in litigation or termination of an existing agreement. Termination of a significant existing agreement resulting in the loss of distribution of our programming to a material portion of our multichannel television households would materially adversely affect our subscriber growth, revenue and earnings and would have a materially adverse effect on our business, financial condition and results of operations.
Increasing rates paid by Distributors to other programmers may result in increased rates charged to their subscribers for their services, making it more costly for subscribers to purchase our STARZ and ENCORE services.
The amounts paid by Distributors to certain programming networks for the rights to carry broadcast networks and sports networks have increased substantially in recent years. As a result, Distributors have passed on some of these increases to their subscribers. The rates that subscribers pay for programming from Distributors continue to increase each year and these increases may impact our ability, as a premium subscription video provider, to increase or even maintain our subscriber levels and may adversely impact our revenue and earnings which would have a materially adverse effect on our business, financial condition and results of operations.
We are subject to intense competition for marketing and carriage of our networks, which may have a negative effect on our profitability or on our ability to expand our business.
The subscription video programming industry is highly competitive. Our STARZ and ENCORE networks compete with other programming networks and other types of video programming services for marketing and distribution by Distributors. We face intense competition from other providers of programming networks for the right to be carried by a particular Distributor and for the right to be carried by such Distributor on a particular “tier” or in a particular “package” of service.

Certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings have a competitive advantage over our networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a Distributor’s right to carry the affiliated broadcasting network. The inability of our programming networks to be carried by one or more Distributors, or the inability of our programming networks to be placed on a particular tier or programming package could have a materially adverse effect on our business, financial condition and results of operations.
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
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business and may increase our capital expenditures. Additionally, we must adapt to changing consumer behavior driven by advances such as DVRs, video-on-demand, online based content delivery, Blu-ray players, game consoles and mobile devices. Such changes may impact the revenue we are able to generate from our traditional distribution methods by decreasing the viewership of our networks on systems of cable operators, satellite television providers and telecommunication companies, or by decreasing the number of households subscribing to services offered by those Distributors. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there would be a materially adverse effect on our business, financial condition and results of operations.
Our business depends on the appeal of our programming to Distributors and subscribers, which is difficult to predict.
Our business depends in part upon viewer preferences and audience acceptance of the programming on our networks. These factors are difficult to predict and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. A change in viewer preferences could cause our programming to decline in popularity, which could jeopardize renewal of our affiliation agreements with Distributors. In addition, our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources and may be able to react more quickly than we can to shifts in tastes and interests.
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
In December 2012, we made the decision not to extend our licensing agreement with Disney beyond its expiration on December 31, 2015. We will continue to receive qualifying films released theatrically in the U.S. by Disney’s Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels through December 31, 2015, with initial license periods for such films extending into 2017. In February 2013, we extended our Sony output licensing agreement for initial theatrical releases in the U.S. through December 31, 2021.
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
We have entered into agreements to acquire theatrical releases from Sony and Disney. The Sony agreement will expire on December 31, 2021. The agreement with Disney expired on December 31, 2015, but we will continue to receive films theatrically released by Disney’s studios through that date, with initial license periods for these films extending into 2017. Each agreement requires us to pay for films released by each studio at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per film and a cap on the number of films that can be put to us each year), and the amounts payable pursuant to those agreements will be substantial. We believe that the theatrical performance of the films we will receive under the agreements will perform at levels consistent with the performance of films we have received from Sony and Disney in the past. We also assume a certain number of annual releases of first run films by Sony’s studios consistent with the number we received in prior years. Should the films perform at higher levels across the slate of films we receive or the quantity of films increase, then our payment obligations under these agreements would increase and would have a materially adverse effect on our business, financial condition and results of operations.
Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.
Original programming requires substantial financial commitment. In some cases the financial commitment can be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for us to complete the production or make the production of additional seasons more expensive. If we are unable to produce original programming content on a cost effective basis our business, financial condition and results of operations would be materially adversely affected.

Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost subscribers.
Our success is dependent upon our continued ability to transmit our programming to Distributors from our satellite uplink facility, which transmissions are subject to FCC compliance in the U.S. We have entered into long-term satellite transponder leases that expire between 2018 and 2021 in the U.S. for carriage of our networks’ programming. These leases provide for the continued carriage of our programming on available replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases, in the event of a failure of either the transponders and/or satellites currently carrying our programming. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur and would have a materially adverse effect on our business, financial condition and results of operations.
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
If our technology facilities fail or their operations are disrupted, our business could be damaged.
Our programming is transmitted from our uplink center in Englewood, Colorado. We use this center for a variety of purposes, including signal processing, satellite uplinking, program editing, on-air promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control and live and recorded playback. Our uplink center is equipped with backup generator power and other redundancies. However, like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. We have made arrangements at a third party facility to uplink our linear channels and services to our satellites in the event we are unable to do so from this facility. Additionally, we have direct fiber connectivity to certain of our Distributors, which would allow continuous operation with respect to a significant segment of our subscriber base in the event of a satellite transmission interruption. Notwithstanding these precautions, any significant or prolonged interruption at our facility, and any failure by our third party facility to perform as intended, would have a materially adverse effect on our business, financial condition and results of operations.
Protection of electronically stored data is costly and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.
We maintain information in digital form as necessary to conduct our business, including confidential and proprietary information, copies of films, television programs and other content and personal information regarding our employees. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential information, digital content and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk that data systems of these third parties may be compromised. If our data systems or data systems of these third parties are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Furthermore, a penetration of our network security or other theft or misuse of confidential and proprietary information, digital content or personal employee information could subject us to business, regulatory, litigation and reputation risk, which could have a materially adverse effect on our business, financial condition and results of operations.
Piracy of films and television programs is an increasingly prevalent problem and could adversely affect our business over time.
Piracy is prevalent in many parts of the world and has been made easier in recent years by the availability of digital copies of content and technological advances allowing conversion of films and television programs into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of films and television programs.

Piracy has long-term implications for our business, as it may eventually force film studios to invest less in films, resulting in the release of fewer films and/or an increase in the use of other channels for releasing films. If piracy of films or television programs were to increase, it could have a materially adverse effect on our business, financial condition and results of operations.
We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
We regard our intellectual property rights, including service marks, trademarks, domain names, copyrights (including our programming and our websites), trade secrets and similar intellectual property, as critical to our success. Our business also relies heavily upon software codes, informational databases and other components that aid in the provision of our networks to our Distributors.
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
Our content providers’ talent, including writers, directors, actors and production personnel and those working on our original series, may be covered by collective bargaining agreements. In general, a labor dispute involving talent involved in content production at our content providers or working on our original series may disrupt our operations or result in work stoppages. Labor disputes or work stoppages may impair our ability to complete our original series or restrict our access to content, resulting in increased costs and decreased revenue, which would have a materially adverse effect on our business, financial condition and results of operations.
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
Regulations governing our businesses are subject to the political process and have been in constant flux historically. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that we will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a materially adverse effect on our business, financial condition and results of operations.
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

The financial performance of our Anchor Bay Entertainment and Starz Digital businesses significantly depends on the number of titles provided by Weinstein, as well as the U.S. box office success of Weinstein titles.  If we are not provided with a sufficient number of Weinstein titles, if Weinstein titles do not gain the appropriate level of U.S. box office success, or if they have limited commercial appeal in the home entertainment ancillary market, we may be unable to garner advantageous placement for our DVDs and other media, at retail and online, and revenue for our Starz Distribution operating segment could be significantly impacted which may have a materially adverse effect on our business, financial condition and results of operations.

Our Starz Distribution operating segment is subject to intense competition, which may have a materially adverse effect on our profitability or on our ability to expand our business.
The home entertainment industry is highly competitive. We compete to sell DVDs and other media (e.g., digital and television programs) with all of the major Hollywood studios, including Disney, Paramount, Sony, Twentieth Century Fox, Universal and Warner Bros. as well as smaller studios such as Lionsgate. All of these studios distribute their theatrical, television and titles acquired from third parties on DVD and other media and have marketing budgets that are well in excess of the amounts we are able to spend to market our content. We also compete with independent home entertainment distributors that are not affiliated with a Hollywood studio such as Alchemy, Cinedigm Corp., Entertainment One, Gaiam, Magnolia Pictures and RLJ Entertainment.
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
We have a substantial amount of indebtedness. As of December 31, 2015, we had total debt of $1,037.8 million, consisting of $676.9 million of 5% senior notes due September 15, 2019 (“Senior Notes”), $308.0 million of borrowings under the 2015 credit agreement (“2015 Credit Agreement”) which matures on April 20, 2020, $64.8 million of capital lease obligations less $11.9 million of debt issuance costs. We also have an additional $692.0 million available for borrowing under our 2015 Credit Agreement as of December 31, 2015. We may incur significant additional indebtedness in the future.
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

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our 2015 Credit Agreement, are at variable interest rates;

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
Our ability to make payments on our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of net cash provided by operating activities sufficient to permit us to pay the principal and interest on our indebtedness, including our Senior Notes and 2015 Credit Agreement.

If our net cash provided by operating activities and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in original programming and capital expenditures, or to dispose of material assets or operations, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Additionally, we may not be able to consummate asset dispositions or obtain the proceeds that we expect to realize from them, and any proceeds received may not be adequate to meet any debt service obligations then due. The terms of the indenture governing our Senior Notes, the 2015 Credit Agreement and future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of principal and interest on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.
Covenants in our debt agreements will restrict our business in many ways.
Our 2015 Credit Agreement and Senior Notes contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens on property or assets;

•	make certain loans or investments;

•	sell or dispose of assets;

•	pay certain dividends and other restricted payments;

•	dissolve, consolidate or merge;

•	enter into certain transactions with affiliates;

•	enter into sale/leaseback transactions; and

•	restrict subsidiary distributions.
Our 2015 Credit Agreement and Senior Notes contain restrictive covenants and our 2015 Credit Agreement requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our 2015 Credit Agreement, which in turn could result in a default under the indenture governing our Senior Notes. Upon the occurrence of an event of default under our 2015 Credit Agreement, the lenders could elect to declare all amounts outstanding under our 2015 Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged the membership interest and the equity interests of our material restricted subsidiaries as collateral under our 2015 Credit Agreement. If the lenders and counterparties under our 2015 Credit Agreement accelerate the repayment of obligations, we may not have sufficient assets to repay our 2015 Credit Agreement and our other indebtedness.
Borrowings under our 2015 Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, we may not be able to successfully hedge the impact of these increased interest rates and our debt service obligations under the 2015 Credit Agreement would increase even though the amount borrowed remained the same, and our net income and cash on hand would decrease.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease office space for executive offices and distribution and sales operations in Atlanta, Georgia; Beverly Hills, California; Burbank, California; Englewood, Colorado; New York, New York; Troy, Michigan and Toronto, Ontario.
Item 3. Legal Proceedings
On October 29, 2015, Keno Thomas, a former Starz Entertainment employee, filed a complaint in Los Angeles County Superior Court against Starz, Starz, LLC, Starz Entertainment (collectively, “Starz Parties”) and Liberty Media, and certain individual defendants. The plaintiff alleges that the Starz Parties and certain of the other defendants engaged in retaliation, wrongful termination of employment, failure to prevent retaliation and intentional infliction of emotional distress, all in connection with the plaintiff’s employment with Starz Entertainment. The plaintiff seeks compensatory, emotional distress and punitive damages, interest and an award of reasonable attorneys’ fees. On November 30, 2015, defendants removed this case to the United States District Court for the Central District of California. On December 7, 2015, the defendants moved to dismiss Mr. Albrecht and Liberty Media and to dismiss various causes of action against the Starz Parties and Mr. Thornton, and to strike portions of the complaint. These motions are scheduled for hearing on February 29, 2016. In February 2016, the parties stipulated to dismiss Starz and Starz, LLC without prejudice and to dismiss Liberty Media with prejudice.

On November 9, 2015, a purported class action was commenced in the U.S. District Court for the Central District of California by Pierre Bolduc, against Starz and certain individual defendants. The plaintiff purports to represent a class of persons who purchased shares of Starz common stock between August 1, 2014 and October 29, 2015. Citing allegations in the lawsuit filed by Keno Thomas, described above, the plaintiff alleges that the defendants violated applicable federal securities laws by making materially false and misleading statements and failing to disclose that: (a) Starz lacked adequate internal controls; (b) our company’s contract with a certain Distributor was a result of illicit business practices; and (c) as a result, Starz’s public statements were materially false and misleading and lacked a reasonable basis. The complaint alleges that the price of shares of Starz’s common stock fell as a result of the Keno Thomas lawsuit. The plaintiff seeks damages, interest, reasonable attorneys’ fees and costs. On February 11, 2016, the District Court entered an Order appointing Lucille Theroux as Lead Plaintiff and Approving Glancy Prongay & Murray LLP, as Counsel, and thereafter the Court formally changed the case name to Theroux v. Starz, et al.

We believe we have substantial defenses to the claims asserted, we are defending these actions vigorously, and do not believe that the resolution of these remaining cases will have a material adverse effect on our business, financial condition or results of operations.

In the normal course of business, we are subject to other lawsuits and other claims, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. While it is not possible to predict the outcome of these other matters, it is the opinion of management, based upon consultation with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Not applicable.
Item 6. Selected Financial Data
The statement of operations, balance sheet and other financial data included in the following selected historical consolidated financial data as of December 31, 2015 and 2014 and for each year in the three-year period ended December 31, 2015 have been derived from the audited annual consolidated financial statements of Starz, LLC included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2013, 2012 and 2011 and the statement of operations and other financial data for the years ended December 31, 2012 and 2011 have been derived from the audited annual consolidated financial statements of Starz, LLC which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data (in millions)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Revenue:
Programming networks and other services	$1,536.7	$1,467.5	$1,481.0	$1,419.1	$1,372.1
Home video net sales	163.4	196.4	296.5	211.6	241.9
Total revenue	1,700.1	1,663.9	1,777.5	1,630.7	1,614.0
Costs and expenses:
Programming (including amortization)	655.7	600.6	633.9	661.9	651.2
Production and acquisition (including amortization)	207.1	178.7	268.6	192.4	158.8
Home video cost of sales	43.6	60.0	71.1	63.9	62.4
Operating	49.3	54.3	54.9	53.5	53.7
Selling, general and administrative	315.7	299.2	306.4	234.2	245.4
Depreciation and amortization	19.0	19.4	17.4	19.4	17.9
Total costs and expenses	1,290.4	1,212.2	1,352.3	1,225.3	1,189.4
Operating income	409.7	451.7	425.2	405.4	424.6
Other income (expense):
Interest expense, including amounts due to affiliates, net of amounts capitalized	(46.0)	(46.5)	(45.0)	(25.7)	(5.0)
Other income (expense), net	(15.7)	4.6	9.0	3.0	(3.5)
Income from continuing operations before income taxes	348.0	409.8	389.2	382.7	416.1
Income tax expense	(111.5)	(140.8)	(139.4)	(130.4)	(172.2)
Income from continuing operations	$236.5	$269.0	$249.8	$252.3	$243.9

Balance Sheet Data (in millions)

	As of December 31,
	2015	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Cash and cash equivalents	$10.7	$13.4	$25.7	$749.8	$1,099.9
Program rights (2)	$652.0	$614.8	$605.0	$678.7	$761.9
Investment in films and television programs	$215.6	$319.5	$194.6	$181.7	$183.9
Total assets	$1,564.2	$1,562.4	$1,437.2	$2,162.7	$2,583.1
Current portion of debt	$5.6	$5.3	$4.9	$4.1	$4.1
Debt	$1,032.2	$1,164.3	$1,041.7	$522.3	$531.0
Total debt	$1,037.8	$1,169.6	$1,046.6	$526.4	$535.1
Member’s interest	$217.7	$48.5	$61.9	$1,312.0	$1,651.5
Other Financial Data (in millions, except ratios)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Net cash provided by operating activities	$250.6	$206.5	$312.8	$292.1	$348.0
Net cash used in investing activities	$(23.5)	$(19.6)	$(14.8)	$(16.2)	$(7.7)
Net cash provided by (used in) financing activities	$(229.8)	$(199.2)	$(1,022.0)	$(626.1)	$443.9
Ratio of total debt to Adjusted OIBDA (3)	2.2x	2.3x	2.2x	1.2x	1.2x
Adjusted OIBDA (4)	$461.6	$501.7	$476.9	$444.8	$449.6
Selected Operating Data (in millions)

	As of December 31,
	2015	2014 (5)	2013	2012	2011
STARZ subscribers	23.6	23.1	22.2	21.2	19.6
ENCORE subscribers	32.2	33.8	34.9	34.8	33.2
	55.8	56.9	57.1	56.0	52.8
___________________

(1)
Total assets, debt and total debt as of December 31, 2014, 2013, 2012 and 2011 have been reclassified for comparability with the 2015 presentation related to the adoption of recent accounting pronouncements.

(2)	Total of current and long-term program rights.

(3)	Ratio is calculated based on total debt divided by Adjusted OIBDA.

(4)	The following table provides a reconciliation of Adjusted OIBDA to income from continuing operations before income taxes (in millions):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Adjusted OIBDA	$461.6	$501.7	$476.9	$444.8	$449.6
Stock compensation and long-term incentive plan	(32.9)	(30.6)	(34.3)	(20.0)	(7.1)
Depreciation and amortization	(19.0)	(19.4)	(17.4)	(19.4)	(17.9)
Interest expense, including amounts due to affiliate, net of amounts capitalized	(46.0)	(46.5)	(45.0)	(25.7)	(5.0)
Other income (expense), net	(15.7)	4.6	9.0	3.0	(3.5)
Income from continuing operations before income taxes	$348.0	$409.8	$389.2	$382.7	$416.1
For an explanation of Adjusted OIBDA - Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA), a non-GAAP financial measure, see Note 12 to our consolidated financial statements found beginning on page F-2 of this report.

(5)	The December 31, 2014 period end subscriptions have been adjusted for a reporting correction by one of our Distributors. Such adjustment had no impact on our revenue.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, or MD&A, of the results of operations and financial condition is provided as a supplement to the audited annual consolidated financial statements and notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of operations. The information included in this MD&A should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K as well as the financial data set forth under “Item 6. Selected Financial Data.” For an overview of Starz, LLC and discussion of our business, including our strategy and challenges, see “Item 1. Business.” As previously mentioned, in October 2015, Starz, LLC acquired the 25% interest in Starz Media which had previously been owned by Weinstein. In addition, in October 2015, Starz, LLC sold 100% of its wholly-owned subsidiary Film Roman, which made up 100% of our Starz Animation operating segment.
Revenue
The STARZ and ENCORE networks are the primary drivers of Starz Networks’ revenue. Our networks are distributed pursuant to affiliation agreements with Distributors. Programming revenue is recognized in the period during which programming is provided, either:

•	based solely on the total number of subscribers who receive our networks multiplied by rates specified in the agreements (i.e., consignment), or

•
based on amounts or rates which are not tied solely to the total number of subscribers who receive our networks (i.e., non-consignment). Examples of non-consignment agreements include fixed payment arrangements whereby a Distributor pays a fixed monthly payment (with annual escalators) regardless of the total number of subscribers who receive our networks. Additionally, Distributor payments may be calculated using the number of households subscribing to the Distributor’s basic service multiplied by rates specified in the agreement.

The agreements generally provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the Consumer Price Index.
Starz Distribution earns revenue from its Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses through the sale of its content in the U.S. and throughout the world on DVDs, pay-per-view, video-on-demand, SVOD, AVOD, electronic sell-through, other digital formats and free and pay television. Revenue generated from the sale of DVDs is recognized, net of an allowance for estimated sales returns, on the later of the estimated receipt of the product by the customer or after any restrictions on sale lapse. At the time of the initial sale, we also record a provision, based on historical trends and practices, to reduce revenue for discounts and rebates provided to customers related to the sale of DVDs. Revenue from digital and television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement and is available for exploitation by the licensee. The film or program is available for exploitation when it has been delivered or is available to the licensee and the license period has commenced. Starz Distribution’s content includes content we own and license, including Starz Networks’ original series, and for Anchor Bay Entertainment and Starz Digital, it also includes the Weinstein’s titles.
Starz Animation recognized revenue related to animation services provided to customers under contract generally based on the percentage that costs incurred-to-date bore to estimated total costs to complete utilizing the most recent information. Revenue recognized was proportional to the work performed-to-date under the contracts.

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
Production and acquisition costs are Starz Distribution’s largest expense and include amortization of our investment in films and television programs, participation and royalty costs and residuals. The portion of costs attributed to the pay television window for our original series is included in programming costs. All remaining production and acquisition costs for original series as well as our other films and television programs that we own or license (not including films licensed under our output and library programming agreements which are included in programming costs) are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of the remaining unrecognized revenue (“Ultimate Revenue”) for each film or television program. The amount of production and acquisition costs that we will incur for original programming is impacted by both the number of and cost of the productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., Weinstein, producers or writers of our original programming, etc.) has an ownership interest or shares in the profits from the distribution of the film or television program.
Home video cost of sales represents the direct costs related to the production and distribution of DVDs in our Starz Distribution segment. Costs related to the production of DVDs include costs such as distribution fees, freight, manufacturing costs and mastering costs.
Operating expenses primarily included production costs related to animation services provided to customers under contract and represented Starz Animation’s largest expense. In addition, it includes our Starz Networks’ operating costs (e.g., salaries, transponder expenses and maintenance and repairs) and non-DVD distribution expenses related to Starz Distribution.
Selling, general and administrative expenses include our advertising and marketing costs and our general and administrative expenses. Our advertising and marketing costs primarily include consumer marketing, distributor marketing support and other marketing costs. Our general and administrative expenses include salaries, stock compensation and other overhead costs.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2015 AND 2014

Our operating results were as follows (dollars in millions):

	Years Ended December 31,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue:
Programming networks and other services	$1,536.7	$1,467.5	$69.2	5%
Home video net sales	163.4	196.4	(33.0)	(17)%
Total revenue	1,700.1	1,663.9	36.2	2%
Costs and expenses:
Programming (including amortization)	655.7	600.6	55.1	9%
Production and acquisition (including amortization)	207.1	178.7	28.4	16%
Home video cost of sales	43.6	60.0	(16.4)	(27)%
Operating	49.3	54.3	(5.0)	(9)%
Selling, general and administrative	315.7	299.2	16.5	6%
Depreciation and amortization	19.0	19.4	(0.4)	(2)%
Total costs and expenses	1,290.4	1,212.2	78.2	6%
Operating income	409.7	451.7	(42.0)	(9)%
Other income (expense):
Interest expense, net of amounts capitalized	(46.0)	(46.5)	0.5	1%
Other income (expense), net	(15.7)	4.6	(20.3)	(441)%
Income before income taxes	348.0	409.8	(61.8)	(15)%
Income tax expense	(111.5)	(140.8)	29.3	21%
Net income	$236.5	$269.0	$(32.5)	(12)%

COMPARISON OF YEAR ENDED DECEMBER 31, 2015 TO YEAR ENDED DECEMBER 31, 2014
Revenue
Revenue by segment was as follows (dollars in millions):

	Years Ended December 31,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue
Starz Networks	$1,324.4	$1,312.0	$12.4	1%
Starz Distribution	353.8	321.5	32.3	10%
Starz Animation	24.6	31.7	(7.1)	(22)%
Inter-segment eliminations	(2.7)	(1.3)	(1.4)	(108)%
	$1,700.1	$1,663.9	$36.2	2%
We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Starz Networks’ revenue represented 78% and 79% of our total revenue for the years ended December 31, 2015 and 2014, respectively.

Subscriptions to our STARZ and ENCORE networks were as follows (subscriptions in millions):

	As of December 31,		# Change	% Change
Period End Subscriptions:	2015	2014 (1)	‘15 vs ‘14	‘15 vs ‘14
STARZ	23.6	23.1	0.5	2%
ENCORE	32.2	33.8	(1.6)	(5)%
	55.8	56.9	(1.1)	(2)%
________________
(1)    The December 31, 2014 period end subscriptions have been adjusted for a reporting correction by one of our Distributors. Such adjustment had no impact on our revenue.

Revenue from Starz Networks increased $12.4 million or 1% for the year ended December 31, 2015 as compared to the corresponding prior year period. The increase in revenue was a result of a $7.9 million increase due to higher average subscriptions resulting from increased promotional activity with various Distributors and a $4.5 million increase due to higher effective rates primarily due to annual rate increases from various Distributors.
Revenue from Starz Distribution increased $32.3 million or 10% for the year ended December 31, 2015 as compared to the corresponding prior year period. This increase was primarily due to licensing of our original series “Spartacus” and “Magic City” to Netflix in the U.S. and select international territories, along with the release of “Black Sails” season one and “Power” season one in the home entertainment market (i.e., DVD and digital formats) and “Black Sails” season two and “Flesh and Bone” in various television markets throughout the world In addition, revenue from Starz Distribution was impacted by an increase in revenue from films distributed for Weinstein offset by a decrease in non-Weinstein titles.
Programming
Starz Networks’ programming costs increased $55.1 million or 9% for the year ended December 31, 2015 as compared to the corresponding prior year period. The increase in programming costs was primarily due to an $87.9 million increase in original series amortization expense, partially offset by a $36.3 million decrease in output and library film amortization expense. The increase in our original series amortization is due to the airing of 28 additional new episodes in 2015 (total of 76 new episodes) as compared to 2014 (total of 48 new episodes), including the 2015 premiere of the higher cost limited series “Flesh and Bone.”
We expect programming costs related to original programming to increase in the future. We are currently benefiting from a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during the most recent output agreement renewals. We expect to see continued savings in the 2016 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year over the next few years.
Production and Acquisition
Starz Distribution’s production and acquisition costs increased $28.4 million or 16% for the year ended December 31, 2015 as compared to the corresponding prior year period. The increase was due to (i) higher Starz Distribution revenue related to our original series, which resulted in higher amortization of our investment in films and television programs and participation costs of $17.5 million and (ii) an increase in revenue from films distributed for Weinstein, which resulted in higher participation costs of $14.7 million.
Home Video Cost of Sales
Starz Distribution’s home video cost of sales decreased $16.4 million or 27% for the year ended December 31, 2015 as compared to the corresponding prior year period. Home video cost of sales represented 27% and 31% of home video net sales for the years ended December 31, 2015 and 2014, respectively. This decrease in costs as a percentage of sales was due to an increase in the portion of our home video revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.

Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Years Ended December 31,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Advertising and marketing:
Starz Networks	$127.4	$111.1	$16.3	15%
Starz Distribution	29.8	33.2	(3.4)	(10)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	157.2	144.3	12.9	9%
General and administrative, excluding stock compensation
Starz Networks	95.0	87.7	7.3	8%
Starz Distribution	33.1	38.7	(5.6)	(14)%
Starz Animation	0.4	0.6	(0.2)	(33)%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	128.5	127.0	1.5	1%
Stock compensation	30.0	27.9	2.1	8%
Total general and administrative	158.5	154.9	3.6	2%

	$315.7	$299.2	$16.5	6%

General and administrative expense as a percentage of consolidated revenue	9%	9%
Starz Networks’ advertising and marketing costs increased due to increased spend related to our original programming line-up and due to higher Distributor marketing support. Starz Distribution’s advertising and marketing costs decreased primarily as a result of reduced spend on various non-Weinstein titles. The increase in Starz Networks’ general and administrative expense was primarily due to an increase in payroll and related costs and professional services. The decrease in Starz Distribution’s general and administrative expenses was primarily due to a reduction in bad debt expense and lower payroll and related costs due to reduced headcount as a result of the sale of our home video operations in the United Kingdom in the fourth quarter of 2014 and Australia in the first quarter of 2015.

Adjusted OIBDA
Adjusted OIBDA by segment was as follows (dollars in millions):

	Years Ended December 31,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Adjusted OIBDA (1)
Starz Networks	$428.6	$496.4	$(67.8)	(14)%
Starz Distribution	36.1	7.5	28.6	381%
Starz Animation	(1.5)	(2.7)	1.2	44%
Inter-segment eliminations	(1.6)	0.5	(2.1)	(420)%
	$461.6	$501.7	$(40.1)	(8)%
___________________
(1)    See Note 12 to our consolidated financial statements found beginning on page F-2 of this report for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes.
Adjusted OIBDA for Starz Networks decreased $67.8 million as compared to the corresponding prior year period. Such decrease was a result of the increase in programming costs, advertising and marketing costs and general and administrative expenses, which were offset by the increase in revenue. Adjusted OIBDA for Starz Distribution increased $28.6 million primarily due to higher revenue, a decrease in advertising and marketing costs, general and administrative expense and home video cost of sales, partially offset by an increase in production and acquisition costs.
Other Income (Expense), Net
We recorded other expense of $15.7 million for the year ended December 31, 2015 as compared to other income of $4.6 million for the year ended December 31, 2014. Other expense for the year ended December 31, 2015 was primarily comprised of our share of losses of $12.0 million from our investment in Playco Holdings Limited (“Playco”), as well as a loss on sale of assets, losses on foreign currency hedging transactions and foreign currency exchange losses offset by interest income. We account for our investment in Playco using the equity method. Other income for the year ended December 31, 2014 includes $10.7 million of cash we received from RSSF Studios, LLC, formerly known as Revolution Studios Holding Company, LLC (“Revolution”), an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets. We account for our investment in Revolution using the equity method and reduced our investment to zero in 2006. This income was partially offset by loss on sale of assets and foreign currency exchange losses.
Income Taxes
We had income before income taxes of $348.0 million and $409.8 million and income tax expense of $111.5 million and $140.8 million for the year ended December 31, 2015 and 2014, respectively. Our effective tax rate was 32% and 34% for the year ended December 31, 2015 and 2014, respectively.
In 2015 and 2014, our effective tax rate differed from the U.S. federal income tax rate of 35% primarily as a result of a deduction under Internal Revenue Code Section 199 (“Section 199”) and state and local taxes. Section 199 allows U.S. taxpayers a deduction for qualified domestic production activities.  We recorded a tax benefit of $9.5 million and $10.4 million for the years ended December 31, 2015 and 2014, respectively, under Section 199. The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future. The 2015 tax rate was also impacted by the de-recognition of an uncertain tax position, the change in the income tax status of Starz Media as a result of our acquisition of the 25% interest in Starz Media previously held by Weinstein and settlements with tax authorities.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2014 AND 2013

Operating results were as follows (in millions, except as otherwise indicated):

	Years Ended December 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue:
Programming networks and other services	$1,467.5	$1,481.0	$(13.5)	(1)%
Home video net sales	196.4	296.5	(100.1)	(34)%
Total revenue	1,663.9	1,777.5	(113.6)	(6)%
Costs and expenses:
Programming (including amortization)	600.6	633.9	(33.3)	(5)%
Production and acquisition (including amortization)	178.7	268.6	(89.9)	(33)%
Home video cost of sales	60.0	71.1	(11.1)	(16)%
Operating	54.3	54.9	(0.6)	(1)%
Selling, general and administrative	299.2	306.4	(7.2)	(2)%
Depreciation and amortization	19.4	17.4	2.0	11%
Total costs and expenses	1,212.2	1,352.3	(140.1)	(10)%
Operating income	451.7	425.2	26.5	6%
Other income (expense):
Interest expense, net of amounts capitalized	(46.5)	(45.0)	(1.5)	3%
Other income, net	4.6	9.0	(4.4)	(49)%
Income before income taxes	409.8	389.2	20.6	5%
Income tax expense	(140.8)	(139.4)	(1.4)	1%
Net income	$269.0	$249.8	$19.2	8%

COMPARISON OF YEAR ENDED DECEMBER 31, 2014 TO YEAR ENDED DECEMBER 31, 2013
Revenue
Revenue by segment was as follows (dollars in millions):

	Years Ended December 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue
Starz Networks	$1,312.0	$1,297.7	$14.3	1%
Starz Distribution	321.5	449.5	(128.0)	(28)%
Starz Animation	31.7	32.5	(0.8)	(2)%
Inter-segment eliminations	(1.3)	(2.2)	0.9	41%
	$1,663.9	$1,777.5	$(113.6)	(6)%

We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Starz Networks’ revenue represented 79% and 73% of our total revenue for the years ended December 31, 2014 and 2013, respectively.

The table below sets forth, for the periods presented, subscriptions to our STARZ and ENCORE networks (subscriptions in millions):

	As of December 31,		# Change	% Change
Period End Subscriptions:	2014 (1)	2013	‘14 vs ‘13	‘14 vs ‘13
STARZ	23.1	22.2	0.9	4%
ENCORE	33.8	34.9	(1.1)	(3)%
	56.9	57.1	(0.2)	—%
________________
(1)    The December 31, 2014 period end subscriptions have been adjusted for a reporting correction by one of our Distributors. Such adjustment had no impact on our revenue.

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
Revenue from Starz Distribution decreased $128.0 million or 28% for the year ended December 31, 2014 as compared to the corresponding prior year period. This decrease was primarily due to revenue from the distribution of films for Weinstein. The Weinstein decrease was due to a stronger overall performance of films in 2013, which included the films Django Unchained and Silver Linings Playbook. No significant home video releases of our original series and lower revenue from AMC Networks’ “The Walking Dead” also impacted the decrease in Starz Distribution’s revenue.
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

Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Years Ended December 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Advertising and marketing:
Starz Networks	$111.1	$104.9	$6.2	6%
Starz Distribution	33.2	43.6	(10.4)	(24)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	144.3	148.5	(4.2)	(3)%
General and administrative, excluding stock compensation
Starz Networks	87.7	88.3	(0.6)	(1)%
Starz Distribution	38.7	36.5	2.2	6%
Starz Animation	0.6	0.6	—	—%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	127.0	125.4	1.6	1%
Stock compensation	27.9	32.5	(4.6)	(14)%
Total general and administrative	154.9	157.9	(3.0)	(2)%

	$299.2	$306.4	$(7.2)	(2)%

General and administrative expense as a percentage of consolidated revenue	9%	9%
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

Adjusted OIBDA
Adjusted OIBDA by segment was as follows (dollars in millions):

	Years Ended December 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Adjusted OIBDA (1)
Starz Networks	$496.4	$456.2	$40.2	9%
Starz Distribution	7.5	24.0	(16.5)	(69)%
Starz Animation	(2.7)	(2.6)	(0.1)	(4)%
Inter-segment eliminations	0.5	(0.7)	1.2	171%
	$501.7	$476.9	$24.8	5%
___________________
(1)    See Note 12 to our consolidated financial statements found beginning on page F-2 of this report for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes.
Adjusted OIBDA for Starz Networks increased $40.2 million as compared to the corresponding prior year period. Excluding the one-time recognition, during the second quarter of 2013, of $18.6 million of deferred revenue mentioned above, Adjusted OIBDA for Starz Networks increased $58.8 million or 13%. Such increase was a result of the increase in revenue and lower programming costs, which were partially offset by the increase in advertising and marketing costs. Adjusted OIBDA for Starz Distribution decreased $16.5 million primarily due to lower revenue and higher general and administrative expense, which were partially offset by a decrease in production and acquisition costs, advertising and marketing costs and home video cost of sales.
Other Income, Net
We recorded other income of $4.6 million for the year ended December 31, 2014 as compared to $9.0 million for the year ended December 31, 2013. Other income for the year ended December 31, 2014 includes $10.7 million of cash we received from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets. We account for our investment in Revolution using the equity method and reduced our investment to zero in 2006. This income was partially offset by loss on sale of assets and foreign currency exchange losses. Other income for the year ended December 31, 2013 was primarily due to $8.8 million related to the release of our guarantee of the Canadian Next Generation of Jobs Fund Grant as further described in Note 10 to the accompanying consolidated financial statements.
Income Taxes
We had income before income taxes of $409.8 million and $389.2 million and income tax expense of $140.8 million and $139.4 million for the year ended December 31, 2014 and 2013, respectively. Our effective tax rate was 34% and 36% for the year ended December 31, 2014 and 2013, respectively.
In 2014 and 2013, our effective tax rate differs from the U.S. federal income tax rate of 35% primarily as a result of a deduction under Section 199, state and local taxes and changes in our valuation allowance for deferred taxes. Section 199 allows U.S. taxpayers a deduction for qualified domestic production activities.  We recorded a tax benefit of $10.4 million and $12.6 million for the years ended December 31, 2014 and 2013, respectively, under Section 199.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2015, our cash and cash equivalents totaled $10.7 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
Operating Activities
We generated positive net cash provided by operating activities of $250.6 million, $206.5 million and $312.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our primary uses of cash are payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $408.4 million, $389.1 million and $399.9 million for years ended December 31, 2015, 2014 and 2013, respectively, and increased primarily due to an increase in spend on our library content in 2015 and due to lower spend on first-run films in 2014 and 2013. Cash paid for original programming, home video and other content totaled $349.1 million, $389.5 million and $302.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in 2015 as compared to 2014 was primarily due to the timing of payments under our distribution agreement with Weinstein, partially offset by an increase in spend on our original series due to the continued ramp up of our original series line-up. The increase in 2014 as compared to 2013 was primarily due to the increase in the number of original series in production. We plan to continue to increase our investments in original programming in future periods. A $28.7 million increase in our long term receivables from the licensing of certain of our original series to Netflix and Amazon negatively impacted our net cash provided by operating activities for the year ended December 31, 2015.
Changes in restricted cash, which is included in current and other assets, also impacted net cash provided by operating activities during the years ended December 31, 2014 and 2013. Restricted cash decreased $30.1 million for the year ended December 31, 2014 and increased $30.1 million during the year ended December 31, 2013. The changes in restricted cash represented timing of proceeds received from distribution of Weinstein titles and payment of Weinstein’s portion of such proceeds. Under the terms of the December 2014 distribution agreement with Weinstein, we pay a master advance and do not expect to have further restricted cash balances. In addition, tax payments were $124.7 million during the year ended December 31, 2015 as compared to $107.9 million during the year ended December 31, 2014 and $184.4 million during the year ended December 31, 2013.
Investing Activities
During the years ended December 31, 2015 and 2014, we advanced and invested $6.3 million and $19.1 million, respectively, in Playco, an equity investee in which we acquired an approximate 40% ownership interest in 2014. We also received $10.7 million of cash from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets during the year ended December 31, 2014.
Financing Activities
We distributed $104.1 million of cash to Starz to buy back shares of its common stock, including fees, under its share repurchase program during the year ended December 31, 2015 as compared to $328.3 million during the year ended December 31, 2014 and $289.9 million during the year ended December 31, 2013. Starz had $78.2 million available under its share repurchase program as of December 31, 2015. On February 24, 2016, the Starz board of directors authorized an additional $400.0 million for Starz to repurchase its common stock. Including this authorization, the Starz board of directors has authorized a total of $1,200.0 million since January 2013 for Starz to repurchase its common stock.
In connection with the LMC Spin-Off, we distributed $1.2 billion in cash on January 10, 2013, funded by a combination of cash on hand and $550.0 million of borrowings under our terminated 2011 $1.5 billion credit agreement (“2011 Credit Agreement”).
On February 8, 2013, we completed the issuance of an additional $175.0 million of senior notes, which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from this issuance were used to repay indebtedness under our 2011 Credit Agreement.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our 2015 Credit Agreement and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include debt repayments, buybacks of common stock and capital expenditures during 2016. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our 2015 Credit Agreement through its expiration on April 20, 2020 and borrowings under a replacement credit facility or other financing sources thereafter will be sufficient to fund our cash commitments for investing and financing activities, such as our capital expenditures and long term debt obligations from 2017 through 2020. However, there are no assurances that such replacement credit facility or other financing sources will be available, or available on terms acceptable to Starz. As of December 31, 2015, we had $692.0 million of borrowing capacity available under our 2015 Credit Agreement.

The 2015 Credit Agreement contains certain covenants, including a covenant that limits our maximum leverage ratio, as defined in the 2015 Credit Agreement, to not more than 4.25 to 1.00. In addition, investments in unrestricted subsidiaries, as defined in the 2015 Credit Agreement, shall not exceed $150.0 million during the term of the 2015 Credit Agreement. Starz Entertainment and Starz Finance Corp. are the only guarantors and restricted subsidiaries under the 2015 Credit Agreement.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
We are required to make future payments under various contracts, including output licensing agreements, affiliation agreements, debt agreements, lease agreements and various other agreements. Information concerning the amount and timing of required payments related to our contractual obligations at December 31, 2015 is summarized below (these contractual obligations are grouped in the same manner as they are classified in the consolidated statements of cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information).

	Payments due by period (in millions)
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Operating activities:
Programming rights	$819.3	$323.8	$223.5	$160.8	$111.2
Marketing support under affiliation agreements	50.1	37.4	11.6	1.1	—
Investment in films and television programs	348.6	237.7	110.9	—	—
Operating lease obligations	10.7	3.9	4.4	2.3	0.1
Purchase orders and other obligations	192.1	176.5	15.6	—	—
Interest related to total debt	218.1	47.2	93.3	43.3	34.3
Financing activities:
Repayments of total debt	1,049.7	5.6	11.9	992.2	40.0
Investing activities:
Purchases of property and equipment	0.7	0.7
	$2,689.3	$832.8	$471.2	$1,199.7	$185.6
Obligations for Operating Activities
We are obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021. We do not license films produced by Sony Pictures Animation. We are also obligated to pay programming fees for qualifying theatrically released films from Disney through 2015 under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks and released by Disney are not licensed to us under the agreement. The programming fees to be paid by us to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We have also entered into agreements with a number of other motion picture producers and are obligated to pay fees for the rights to exhibit certain films that are released by these producers. In addition to the amounts stated above in the table, we are also obligated to pay fees for films that have not yet been released in theaters. We are unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.
Obligations for Financing Activities
The Senior Notes are due September 15, 2019 and the 2015 Credit Agreement is due April 20, 2020. We also have capital lease obligations associated with our Englewood, Colorado corporate office building and our transponder capacity. Under the terms of the building lease (which is accounted for as a capital lease), we will lease the facility for a term of 10 years, with an additional four successive five-year renewal periods at our option. Our transponder lease agreements expire during 2018 to 2021.

CRITICAL ACCOUNTING ESTIMATES
The following represents a discussion of our critical accounting estimates. For information regarding our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2015.
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

Impairment of Goodwill
We test goodwill annually for impairment at December 31 or more frequently if indicators of potential impairment exist. Our goodwill balance resides entirely at our Starz Networks’ operating segment which is also a reporting unit. We first utilize a qualitative assessment for determining whether the first step of the goodwill impairment analysis is necessary. In evaluating goodwill on a qualitative basis, we consider whether there are any negative macroeconomic conditions, negative changes in our industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, the legal environment and how these factors might impact our performance in future periods. This qualitative assessment involves a significant amount of judgment on the part of management.
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
At December 31, 2015 and 2014, our qualitative assessment indicated that step one of the goodwill impairment analysis was not necessary. At December 31, 2013, our qualitative assessment indicated that step one of the goodwill impairment analysis was necessary due to the LMC Spin-Off and the known future change in our net assets due to the $1.2 billion cash distribution we made to Old LMC on January 10, 2013. We utilized a valuation analysis which included a guideline public companies analysis and a discounted cash flow analysis, prepared by a third party, to perform step one, which indicated Starz Networks did not have an impairment at December 31, 2013.
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
As of December 31, 2015, our debt was comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$308.0	2.17%	$741.7	5.12%
A hypothetical 50 basis point change in interest rates prevailing at December 31, 2015 would either increase or decrease our annual interest expense on our variable rate debt by approximately $1.5 million. As noted above, our outstanding debt at December 31, 2015 was primarily fixed rate debt. We have borrowing capacity at December 31, 2015 of $692.0 million under our 2015 Credit Agreement at variable rates.

At December 31, 2015, the fair value of the Senior Notes was $687.5 million. We believe the fair value of our borrowings under our 2015 Credit Agreement approximate their carrying value as of December 31, 2015 due to their variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original series that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of December 31, 2015, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations, however, this risk is not deemed significant to our overall business.
Item 8. Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm and our consolidated financial statements and notes thereto appear in a separate section of this report (beginning on page F-2 following Part IV).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with GAAP; (3) provide reasonable assurance that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements and related disclosures.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
We assessed the design and effectiveness of internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013), a principles-based guidance for designing and implementing effective internal controls.

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effectively designed and operating effectively.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Audit Fees and All Other Fees
The following table (in millions) presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of our consolidated financial statements for 2015 and 2014 and the separate financial statements of one of our subsidiaries, and fees billed for other services rendered by KPMG LLP.

	December 31,
	2015	2014
Audit fees (1)	$1.5	$1.3
Audit related fees (2)	—	0.6
Audit and related fees	1.5	1.9
Tax fees (3)	0.1	0.1
Total fees	$1.6	$2.0
__________________

(1)
Audit fees include fees for the audit and quarterly reviews of our 2015 and 2014 consolidated financial statements and the audit of the 2014 consolidated financial statements of one of our subsidiaries.

(2)	Audit related fees include fees billed for due diligence and for professional consultations with respect to accounting issues affecting our financial statements.

(3)	Consist of tax compliance fees.
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
10.1
Credit Agreement, dated as of November 16, 2011 among Starz, LLC, as the borrower, the lenders from time to time party thereto, the Bank of Nova Scotia, as administrative agent, Suntrust Bank, as syndication agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the S-4)

10.2
Credit Agreement, dated as of April 20, 2015 among Starz, LLC, as the borrower, the Bank of Nova Scotia, as administrative agent, and the other parties named therein (incorporated by reference to Exhibit 4.1 to Starz, LLC’s Current Report on Form 8-K (File No. 333-184551), filed with the Securities and Exchange Commission on April 24, 2015)

10.3
Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 10.1 to the Starz 8-K)

10.4
Services Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to the Starz 8-K)

10.5
Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)

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

Starz, LLC
	By:	/s/ Christopher P. Albrecht
Date: February 25, 2016		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/ Christopher P. Albrecht
	Christopher P. Albrecht	Chief Executive Officer (Principal Executive Officer)	February 25, 2016
/s/ Scott D. Macdonald
	Scott D. Macdonald	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016

	Starz	Sole Member-Manager of the Registrant	February 25, 2016
By:	/s/ David Weil
	David Weil	Executive Vice President, General Counsel

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Number
AUDITED FINANCIAL STATEMENTS:
Independent Registered Public Accounting Firm Report	F‑2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F‑3
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	F‑4
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	F‑5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F‑6
Consolidated Statements of Member’s Interest and Noncontrolling Interests for the Years Ended December 31, 2015, 2014 and 2013	F‑7
Notes to Consolidated Financial Statements	F‑8

Independent Registered Public Accounting Firm Report

The Member
Starz, LLC:

We have audited the accompanying consolidated balance sheets of Starz, LLC and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and member’s interest and noncontrolling interests for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starz, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
February 25, 2016

Starz, LLC and Subsidiaries
Consolidated Balance Sheets
December 31, 2015 and 2014
(in millions)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$10.7	$13.4
Trade accounts receivable, net of allowances of $35.2 and $41.9 (Note 11)	252.9	249.1
Program rights	316.1	303.5
Other current assets (Note 11)	90.1	70.1
Total current assets	669.8	636.1
Program rights	335.9	311.3
Investment in films and television programs, net (Note 3)	215.6	319.5
Property and equipment, net (Note 4)	89.2	89.8
Deferred income taxes, net (Note 9)	21.2	—
Goodwill (Note 11)	131.8	131.8
Other assets, net (Note 11)	100.7	73.9
Total assets	$1,564.2	$1,562.4

Liabilities and Member’s Interest
and Noncontrolling Interests
Current liabilities:
Current portion of debt (Note 5)	$5.6	$5.3
Trade accounts payable	8.0	10.1
Accrued liabilities (Notes 6, 7 and 10)	267.7	327.4
Deferred revenue	10.3	7.4
Total current liabilities	291.6	350.2
Debt (Note 5)	1,032.2	1,164.3
Deferred income taxes, net (Note 9)	—	0.2
Other liabilities (Note 10)	22.7	7.9
Total liabilities	1,346.5	1,522.6

Member’s interest	217.7	48.5
Noncontrolling interests in subsidiaries	—	(8.7)
Total member’s interest and noncontrolling interests	217.7	39.8
Commitments and contingencies (Note 10)
Total liabilities and member’s interest and noncontrolling interests	$1,564.2	$1,562.4

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013

Revenue:
Programming networks and other services	$1,536.7	$1,467.5	$1,481.0
Home video net sales	163.4	196.4	296.5
Total revenue	1,700.1	1,663.9	1,777.5

Costs and expenses:
Programming (including amortization) (Notes 8 and 10)	655.7	600.6	633.9
Production and acquisition (including amortization) (Notes 3 and 7)	207.1	178.7	268.6
Home video cost of sales	43.6	60.0	71.1
Operating (Notes 8 and 10)	49.3	54.3	54.9
Selling, general and administrative (Notes 8, 10 and 11)	315.7	299.2	306.4
Depreciation and amortization	19.0	19.4	17.4
Total costs and expenses	1,290.4	1,212.2	1,352.3

Operating income	409.7	451.7	425.2

Other income (expense):
Interest expense, net of amounts capitalized (Note 5)	(46.0)	(46.5)	(45.0)
Other income (expense), net	(15.7)	4.6	9.0
Income before income taxes	348.0	409.8	389.2

Income tax expense (Note 9)	(111.5)	(140.8)	(139.4)

Net income	236.5	269.0	249.8

Net loss (income) attributable to noncontrolling interests	(0.4)	2.3	(2.5)

Net income attributable to member	$236.1	$271.3	$247.3

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013

Net income	$236.5	$269.0	$249.8

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	1.0	2.7	0.1

Comprehensive income	237.5	271.7	249.9

Comprehensive loss (income) attributable to noncontrolling interests	(0.6)	1.6	(2.4)

Comprehensive income attributable to member	$236.9	$273.3	$247.5

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Operating activities:
Net income	$236.5	$269.0	$249.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.0	19.4	17.4
Amortization of program rights	607.2	555.7	581.1
Program rights payments	(408.4)	(389.1)	(399.9)
Amortization of investment in films and television programs	155.1	130.0	212.4
Investment in films and television programs	(349.1)	(389.5)	(302.5)
Stock compensation	32.9	30.6	34.3
Deferred income taxes	(12.6)	19.3	8.4
Other non-operating and non-cash items	14.2	10.4	5.7
Changes in assets and liabilities:
Current and other assets	(56.7)	(29.0)	(61.1)
Payables and other liabilities	12.5	(20.3)	6.7
Due to affiliates	—	—	(39.5)
Net cash provided by operating activities	250.6	206.5	312.8

Investing activities:
Purchases of property and equipment	(17.2)	(11.2)	(14.8)
Investment in and advances to equity investee	(6.3)	(19.1)	—
Cash received from equity investee	—	10.7	—
Net cash used in investing activities	(23.5)	(19.6)	(14.8)

Financing activities:
Borrowings of debt	840.0	515.5	1,197.0
Payments of debt	(969.2)	(394.9)	(721.6)
Debt issuance costs	(5.0)	—	(2.4)
Distributions to parent related to repurchases of common stock	(104.1)	(328.3)	(289.9)
Contributions from parent related to exercise of stock options	16.0	9.6	—
Minimum withholding of taxes related to stock compensation	(20.4)	(14.5)	(9.8)
Excess tax benefit from stock compensation	19.9	13.4	4.7
Acquisition of noncontrolling interest	(7.0)	—	—
Distributions to Old LMC	—	—	(1,200.0)
Net cash used in financing activities	(229.8)	(199.2)	(1,022.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)
Net decrease in cash and cash equivalents	(2.7)	(12.3)	(724.1)
Cash and cash equivalents:
Beginning of year	13.4	25.7	749.8
End of year	$10.7	$13.4	$25.7

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Consolidated Statements of Member’s Interest and Noncontrolling Interests
Years Ended December 31, 2015, 2014 and 2013
(in millions)

	Member’s Interest	Noncontrolling Interests	Total
Balance at December 31, 2012	$1,312.0	$(9.8)	$1,302.2
Distributions to Old LMC (Note 1)	(1,245.7)	—	(1,245.7)
Tax attributes related to the LMC Spin-Off (Note 1)	11.5	—	11.5
Net income	247.3	2.5	249.8
Other comprehensive income (loss)	0.2	(0.1)	0.1
Stock compensation	31.6	0.2	31.8
Minimum withholding of taxes related to stock compensation	(9.8)	—	(9.8)
Excess tax benefit from stock compensation	4.7	—	4.7
Distributions to parent related to repurchases of common stock	(289.9)	—	(289.9)
Balance at December 31, 2013	61.9	(7.2)	54.7
Net income (loss)	271.3	(2.3)	269.0
Other comprehensive income	2.0	0.7	2.7
Stock compensation	33.1	0.1	33.2
Contributions from parent related to exercise of stock options	9.6	—	9.6
Minimum withholding of taxes related to stock compensation	(14.5)	—	(14.5)
Excess tax benefit from stock compensation	13.4	—	13.4
Distributions to parent related to repurchases of common stock	(328.3)	—	(328.3)
Balance at December 31, 2014	48.5	(8.7)	39.8
Net income	236.1	0.4	236.5
Other comprehensive income	0.8	0.2	1.0
Stock compensation	36.2	(0.2)	36.0
Contributions from parent related to exercise of stock options	16.0	—	16.0
Minimum withholding of taxes related to stock compensation	(20.4)	—	(20.4)
Excess tax benefit from stock compensation	19.9	—	19.9
Acquisition of noncontrolling interest	(15.3)	8.3	(7.0)
Distributions to parent related to repurchases of common stock	(104.1)	—	(104.1)
Balance at December 31, 2015	$217.7	$—	$217.7

See accompanying notes to consolidated financial statements.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 1 -	Basis of Presentation and Description of Business

Starz, LLC provides premium subscription video programming to United States (“U.S.”) multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and online video providers (collectively, “Distributors”). Starz, LLC also develops, produces and acquires entertainment content and distributes this content to consumers in the U.S. and throughout the world.

Business

Starz, LLC’s business operations are conducted by its wholly-owned subsidiaries Starz Entertainment, LLC (“Starz Entertainment”), Starz Media Group, LLC (“Starz Media”) and certain other immaterial subsidiaries. In October 2015, Starz, LLC acquired the 25% interest in Starz Media which had previously been owned by The Weinstein Company LLC (“Weinstein”). In October 2015, Starz, LLC sold 100% of its wholly-owned subsidiary Film Roman, LLC (“Film Roman”), which made up 100% of the Starz Animation operating segment. Following the sale of Film Roman, Starz manages its operations through its Starz Networks and Starz Distribution operating segments.

Starz Networks

Starz Networks’ flagship premium networks are STARZ and ENCORE. STARZ exhibits first-run hit movies and original series. ENCORE airs first-run movies, classic contemporary movies and original series. Starz Networks’ third network, MOVIEPLEX, offers a variety of art house, independent films and classic movie library content. STARZ and ENCORE, along with MOVIEPLEX, air across 17 linear networks complemented by on-demand and online services. Starz Networks’ premium networks are offered by Distributors to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a la carte basis.

Starz Distribution

Starz Distribution includes the Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses.

Anchor Bay Entertainment

Anchor Bay Entertainment is the global home video sales arm of Starz, LLC and distributes DVDs (standard definition and Blu-ray™) under the ANCHOR BAY brand, in the U.S., Canada and other international territories to the extent it has home entertainment rights to such content in international territories. Anchor Bay Entertainment acquires and licenses various titles from third parties and also develops and produces certain of its content. Certain of the titles acquired by Anchor Bay Entertainment air on Starz Networks’ STARZ and ENCORE networks. Anchor Bay Entertainment also distributes Starz Networks’ original series and Weinstein’s titles. Each of these titles are sold to and distributed by regional and national retailers and other companies, including Amazon, Best Buy, Ingram Entertainment, Netflix, Redbox, Target and Wal-Mart.

Starz Digital

Starz Digital is the global digital and on-demand licensing arm of Starz, LLC and distributes content on pay-per-view, video-on-demand, subscription video-on-demand (“SVOD”), ad-supported video-on-demand (“AVOD”), electronic sell-through and other digital formats for Starz’s owned content, including Starz Networks’ original series, Weinstein’s titles and content licensed from third-parties in the U.S. and throughout the world to the extent it has rights to such content in international territories. Certain of the titles acquired by Starz Digital air on Starz Networks’ STARZ and ENCORE networks. Starz Digital receives fees for its content from a wide array of partners ranging from traditional MVPDs to online and mobile distributors.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Starz Worldwide Distribution

Starz Worldwide Distribution is the global television licensing arm of Starz, LLC and distributes movies, television series, documentaries, children’s programming and other video content. Starz Worldwide Distribution exploits Starz’s owned content, including Starz Networks’ original series, and content for which it has licensed rights on free or pay television in the U.S. and throughout the world to the extent it has rights to such content in international territories. Starz Worldwide Distribution receives fees for its content primarily from various U.S. and international programming networks.

LMC Spin-Off

In January 2013, the parent company of Starz, LLC, Starz (formerly known as Liberty Media Corporation (“Old LMC”)) completed the spin off (the “LMC Spin-Off”) of its wholly-owned subsidiary Liberty Media Corporation (formerly known as Liberty Spinco, Inc. (“Liberty Media”)). Following the LMC Spin-Off, Starz retained the businesses of Starz, LLC and all other businesses, assets and liabilities of Old LMC were included in Liberty Media. As a result, Liberty Media became a separate public company on January 11, 2013.

On January 10, 2013, in connection with the LMC Spin-Off, Starz, LLC distributed $1.2 billion in cash to Old LMC which was funded by a combination of cash on hand and borrowings under Starz, LLC’s 2011 Credit Agreement (as defined in Note 5). Additionally, in connection with the LMC Spin-Off, Starz, LLC distributed its Englewood, Colorado corporate office building and related building improvements at its net book value of $45.7 million to Old LMC and then leased back the use of such facilities from a subsidiary of Old LMC. Following the LMC Spin-Off, Liberty Media and Starz operate independently, and neither have any stock ownership, beneficial or otherwise, in the other. In addition, in connection with the LMC Spin-Off, state net operating losses, foreign tax credit carryforwards and other tax attributes of $11.5 million were allocated to Starz.

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
December 31, 2015, 2014 and 2013

Allowance for Trade Receivables

The allowance for trade receivables represents estimated losses which may result from the inability of customers to make required payments on trade accounts receivable and for sales returns. Allowances for sales returns are based on past experience and current trends that are expected to continue.

Program Rights

The cost of program rights for films and television programs (including the license fee associated with the pay television window for original series which is reclassified to program rights from investment in films and television programs when the original series is aired) exhibited on Starz Networks’ premium networks are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions. Starz Networks estimates the number of exhibitions based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Starz Networks generally has rights to two or three separate windows under its output agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window with the majority of the cost allocated to the first window. Considerable management judgment is necessary to estimate the fair value of each window.

Investment in Films and Television Programs

Investment in films and television programs includes the cost of completed films and television programs (including original series) which have been produced by Starz or for which Starz has acquired distribution rights, as well as the cost of films and television programs in production, pre-production and development. Capitalized costs include production costs, including labor, goods and services, interest and allocable overhead, acquisition of distribution rights (including cash advances paid to Weinstein for theatrical releases under the license agreement entered into with Weinstein – see Note 7), acquisition of story rights and the development of stories less amounts allocated to program rights for original series, which have aired on Starz Networks’ premium networks.

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
December 31, 2015, 2014 and 2013

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years for distribution equipment, 3 to 7 years for furniture, fixtures and office equipment and 30 years for building.

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

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

a licensee pays Starz, LLC a nonrefundable minimum guarantee at or prior to the beginning of the license period, Starz, LLC records this amount as deferred revenue until all of the criteria for revenue recognition are met.

Starz, LLC recognized revenue and related production costs related to animation services provided to customers under contract generally based on the percentage that costs incurred-to-date bore to estimated total costs to complete utilizing the most recent information. Revenue recognized was proportional to the work performed-to-date under the contracts.

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

Stock-Based Compensation

Starz, LLC measures the cost of employee services received in exchange for an award of equity instruments (such as stock options, restricted shares and restricted stock units) based on the grant-date fair value of the award and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Starz measures the cost of employee services received in exchange for an award of liability instruments (i.e., awards that have the option to be settled in cash) based on the current fair value of the award and re-measures the fair value of the award at each reporting date.

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

Foreign Currency Translation

The functional currency of Starz, LLC is the U.S. dollar. The functional currency of Starz, LLC’s foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date and the related statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

applicable income taxes, is included as a component of accumulated other comprehensive loss in member’s interest and noncontrolling interest and other comprehensive income in the consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” For a public entity, ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before annual periods beginning after December 15, 2016. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. Starz, LLC is currently assessing the impact that these changes will have on its consolidated financial statements, and therefore, is unable to quantify such impact or determine the method of adoption.

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For a public entity, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements to provide additional clarification on the presentation of debt issuance costs. Starz, LLC adopted the new guidance effective December 31, 2015 and has reclassified its debt issuance costs from other assets, net to debt in the accompanying consolidated balance sheets (see Note 5).

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement for entities to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. For a public entity, ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted and it may be applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Starz, LLC adopted the new guidance retrospectively effective December 31, 2015 and has reflected its deferred tax assets and liabilities as noncurrent in the accompanying consolidated balance sheets.

Note 3 – Investment in Films and Television Programs, Net

Investment in films and television programs, net consisted of the following (in millions):

	December 31,
	2015	2014
Released film costs - theatrical, less amortization	$1.1	$1.2
Film costs – television and home entertainment:
Released, less amortization	57.3	70.5
Completed, but not released	3.4	116.2
In production	141.5	125.5
Development and pre-production	12.3	6.1
	$215.6	$319.5

Approximately 64% and 82% of the unamortized film costs (theatrical, television and home entertainment) for released films of $58.4 million at December 31, 2015 are expected to be amortized within three and four years, respectively. Approximately $33.5 million of the costs of Released and Completed, but not released films of $61.8 million at December 31, 2015 are expected to be amortized during the next twelve months.

Note 4 - Property and Equipment, Net

Property and equipment, net consisted of the following (in millions):

	December 31,
	2015	2014
Distribution equipment (a)	$114.4	$114.5
Furniture, fixtures and office equipment	64.5	53.9
Building (b)	44.8	44.8
	223.7	213.2
Less accumulated depreciation	(134.5)	(123.4)
	$89.2	$89.8

(a)
The cost of satellite transponders accounted for as capital leases was $57.5 million as of December 31, 2015 and 2014. Accumulated depreciation for these transponders was $41.6 million and $37.8 million at December 31, 2015 and 2014, respectively.

(b)
Represents the cost of Starz, LLC’s corporate headquarters facility in Englewood, Colorado which is accounted for as a capital lease and which is leased from a subsidiary of Starz, LLC’s related party, Liberty Media. Accumulated depreciation for the building totaled $4.4 million and $2.9 million at December 31, 2015 and 2014, respectively.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 5 - Debt

Debt consisted of the following (in millions):

	December 31,
	2015	2014
2015 Credit Agreement (a)	$308.0	$—
2011 Credit Agreement (b)	—	432.0
Senior Notes, including premium of $1.9 and $2.5 (c)	676.9	677.5
Capital leases (d)	64.8	70.0
Debt issuance costs, net	(11.9)	(9.9)
Total debt	1,037.8	1,169.6
Less: current portion	(5.6)	(5.3)
	$1,032.2	$1,164.3

(a)
On April 20, 2015, Starz, LLC entered into a credit agreement (“2015 Credit Agreement”) that provides for $1,000.0 million in revolving loans with a $50.0 million sub-limit for stand-by letters of credit. Net proceeds from the 2015 Credit Agreement were used to repay and terminate the 2011 Credit Agreement (as defined below). Borrowings may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid may be reborrowed. The 2015 Credit Agreement is scheduled to mature on April 20, 2020. As of December 31, 2015, $692.0 million of borrowing capacity was available under the 2015 Credit Agreement.

Interest on each loan under the 2015 Credit Agreement is payable at either an alternate base rate or LIBOR at Starz, LLC’s election. Borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.5% and 1.25% depending on the consolidated leverage ratio of Starz, LLC, as defined in the 2015 Credit Agreement. The alternate base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus ½ of 1% or (c) LIBOR for a one-month interest period plus 1%. Borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.5% and 2.25% depending on the consolidated leverage ratio of Starz, LLC. The 2015 Credit Agreement requires Starz, LLC to pay a commitment fee on any unused portion. The commitment fee varies between 0.25% and 0.40%, depending on the consolidated leverage ratio of Starz, LLC.

As of December 31, 2015, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding (dollars in millions):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
December 2015 - January 2016	2.03700%	$95.0
December 2015 - January 2016	2.09450%	200.0
December 2015 and forward	4.25000%	13.0
		$308.0

The 2015 Credit Agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends or making certain distributions, investments and other restricted payments, liens, guarantees and investments. In addition, Starz, LLC must comply with certain financial covenants including a consolidated leverage ratio, as defined in the 2015 Credit Agreement. As of December 31, 2015, Starz, LLC was in compliance with all covenants under the 2015 Credit Agreement.

(b)
On November 16, 2011, Starz, LLC entered into a credit agreement (“2011 Credit Agreement”) that provided $1,000 million in revolving loans, a $50 million sub-limit for standby letters of credit and a $500.0 million term

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

loan. On April 20, 2015, Starz LLC repaid and terminated the 2011 Credit Agreement using borrowings under the 2015 Credit Agreement.

Interest on each loan under the 2011 Credit Agreement was payable at either an alternate base rate or LIBOR at Starz, LLC’s election. Borrowings that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varied between 0.5% and 1.5% depending on the consolidated leverage ratio of Starz, LLC, as defined in the 2011 Credit Agreement. The alternate base rate was the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus ½ of 1% or (c) LIBOR for a one-month interest period plus 1%. Borrowings that were LIBOR loans bore interest at a per annum rate equal to the applicable LIBOR plus a margin that varied between 1.5% and 2.5% depending on the consolidated leverage ratio of Starz, LLC. The 2011 Credit Agreement required Starz, LLC to pay a commitment fee on any unused portion of the revolving loans under the 2011 Credit Agreement. The commitment fee varied between 0.25% and 0.50%, depending on the consolidated leverage ratio of Starz, LLC.

(c)
On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million aggregate principal amount of senior notes, due September 15, 2019 (“2012 Notes”). On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of an additional $175.0 million aggregate principal amount of 5.0% senior notes due 2019 (“2013 Notes” and together with the 2012 Notes, “Senior Notes”), which were issued as additional notes under the indenture governing the 2012 Notes. The net proceeds from the issuance of the 2012 Notes and cash on hand were used to repay and terminate the $500.0 million term loan under the 2011 Credit Agreement. The net proceeds from the issuance of the 2013 Notes were used to repay indebtedness under the 2011 Credit Agreement. The 2013 Notes were issued at a price of 102.0% plus accrued interest from September 13, 2012.

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

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of December 31, 2015, Starz, LLC was in compliance with all covenants under the Senior Notes.

(d)
On January 11, 2013, Starz, LLC, and, for the limited purposes described therein, Starz Entertainment entered into a commercial lease with a subsidiary of Starz, LLC’s related party, Liberty Media, for its headquarters building. The term of the lease is ten-years, with an additional four successive five-year renewal periods at the option of Starz, LLC. Starz, LLC recorded a $44.8 million capital lease in connection with this lease agreement with an imputed annual interest rate of 6.4%.

Starz Entertainment has entered into capital lease agreements for its transponder capacity. The transponder agreements expire during 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Debt maturities for the next five years and thereafter at December 31, 2015 were as follows (in millions):

2016	$10.1
2017	10.1
2018	9.7
2019	682.4
2020	313.8
Thereafter	74.4
Total minimum payments	1,100.5
Less: amounts representing interest	(50.8)
Present value of debt payments	1,049.7
Less: debt issuance costs	(11.9)
Less: current portion	(5.6)
Long-term portion of debt obligations	$1,032.2

At December 31, 2015, the fair value of the Senior Notes was $687.5 million and was based upon quoted prices in active markets. Starz, LLC believes the fair value of borrowings under the 2015 Credit Agreement approximate their carrying value as of December 31, 2015 due to their variable rate nature and Starz, LLC’s stable credit spread.

Interest costs of $6.0 million, $4.7 million and $3.6 million have been capitalized as investment in films and television programs during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,
	2015	2014
Royalties, residuals and participations	$82.4	$134.2
Program rights payable	67.8	$89.0
Advertising and marketing	48.1	41.1
Payroll and related costs	29.2	27.5
Other	40.2	35.6
	$267.7	$327.4

Approximately 85% of accrued royalties, residuals and participations of $82.4 million at December 31, 2015 are expected to be paid during the next twelve months.

Note 7 – Related Party Transactions

Distributions to Parent Related to Repurchases of Common Stock

On February 24, 2016, the Starz board of directors authorized an additional $400.0 million for Starz to repurchase its common stock. Including this authorization, the Starz board of directors has authorized a total of $1,200.0 million since January 2013 for Starz to repurchase its common stock. Starz, LLC distributed $104.1 million, $328.3 million and $289.9 million of cash to Starz to buy back shares of its common stock, including fees, under its share repurchase program for the years ended December 31, 2015, 2014 and 2013, respectively. Starz had $78.2 million available under its share repurchase program as of December 31, 2015.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Related Party

In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution of certain Weinstein theatrical releases on DVD and digital formats. Effective in December 2014, Anchor Bay Entertainment extended, through April 2020, its license agreement with Weinstein. As mentioned in Note 1, Starz, LLC acquired Weinstein’s 25% interest in Starz Media during October 2015. Accordingly, Weinstein is no longer considered a related party.

Anchor Bay Entertainment earns a fee for the distribution of such theatrical titles. Starz, LLC recognized participation expense of $100.8 million, $91.5 million and $163.2 million, which is included in production and acquisition costs in the accompanying consolidated statements of operations, for Weinstein’s share of the net proceeds under the license agreement, for the years ended December 31, 2015, 2014 and 2013, respectively. Cash paid to Weinstein for investment in films and television programs totaled $85.1 million, $145.5 million and $143.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Starz, LLC’s payable to Weinstein, which is included in accrued liabilities in the accompanying consolidated balance sheets, totaled $59.6 million at December 31, 2014.

Note 8 – Stock Compensation

Pursuant to the Starz 2011 Incentive Plan, the compensation committee of the board of directors may grant eligible employees stock options, stock appreciation rights, restricted shares and restricted stock units made in respect of a maximum of 29.2 million shares of Starz common stock. Stock options generally vest over 4 years and have a term of 7-10 years. Restricted shares generally vest over 1-4 years. Restricted stock units generally vest over 3 years. Starz issues new shares upon exercise of equity awards. Pursuant to the Starz 2011 Nonemployee Director Incentive Plan, the board of directors may grant eligible nonemployee directors stock options, stock appreciation rights, restricted shares and restricted stock units made in respect of a maximum of 1.4 million shares of Starz common stock.

Stock compensation expense, by expense category, consisted of the following (in millions):

	Years ended December 31,
	2015	2014	2013
Programming	$2.6	$2.4	$1.6
Operating	0.3	0.3	0.2
Selling, general and administrative	30.0	27.9	32.5
	$32.9	$30.6	$34.3

As of December 31, 2015, total unrecognized compensation cost related to unvested stock options, restricted shares and restricted stock units was approximately $57.8 million. Such amount will be recognized in Starz, LLC’s consolidated statements of operations over a weighted average period of 2.52 years.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Awards granted in 2015, 2014 and 2013 were as follows:

	Options Granted	Weighted Average Grant-Date Fair Value
2015 Awards:
Stock options	731,263	$11.12
Restricted shares	443,710	$33.57
Restricted stock units	107,070	$34.85
2014 Awards:
Stock options	1,424,612	$10.94
Restricted shares	148,106	$32.94
2013 Awards:
Stock options	7,443,494	$7.84
Restricted shares	574,548	$22.85

Starz, LLC calculated the grant-date fair value for stock options using the Black-Scholes Model. The expected term was estimated using a simplified method as Starz, LLC does not have a sufficient amount of historical exercise or forfeiture data due to the LMC Spin-Off in January 2013. The simplified method assumes that the employee would exercise stock options evenly over the vesting period and through the contract term. The 2015 expected volatility was calculated using Starz’s historical and implied volatility and comparable peer company historical and implied volatility, while the 2014 and 2013 expected volatility was calculated using comparable peer company historical and implied volatility because Starz lacked historical volatility equal to the expected term due to the LMC Spin-Off in January 2013. Starz, LLC used a zero dividend rate as Starz has not historically declared dividends and used risk-free rates which were derived from U.S. Treasury Bonds with a term similar to that of the subject options. The assumptions used were as follows:

	2015	2014	2013
Expected term	4.75	4.75	4.60 to 6.90
Expected volatility	36.0% to 36.2%	35.9% to 36.0%	35.9% to 41.4%
Risk-free rate of return	1.4% to 1.7%	1.5%	0.7% to 1.4%

The number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock were as follows:

	Options	WAEP
Outstanding at December 31, 2014	13,688,570	$18.32
Granted	731,263	$33.33
Exercised	(2,692,629)	$14.31
Forfeited	(553,871)	$23.00
Expired/cancelled	—	—
Outstanding at December 31, 2015	11,173,333	$20.04

Exercisable at December 31, 2015	6,360,676	$16.70

At December 31, 2015, the weighted average remaining contractual term of outstanding options was 5.3 years and exercisable options was 4.7 years. At December 31, 2015, the aggregate intrinsic value of outstanding options was $150.4 million and the aggregate intrinsic value of exercisable options was $106.8 million. The aggregate intrinsic value of options

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

exercised was $60.3 million, $45.8 million and $12.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The number and weighted average grant date fair value of restricted share grants were as follows:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	454,595	$26.45
Granted	443,710	$33.57
Vested	(156,101)	$34.02
Forfeited	(19,168)	$33.77
Outstanding at December 31, 2015	723,036	$30.69

The grant date fair value was based on the market value of the shares on the date of grant. The aggregate fair value of all restricted shares that vested during the years ended December 31, 2015, 2014 and 2013 was $5.3 million, $4.7 million and $0.7 million, respectively.

In 2015, Starz granted to certain of Starz, LLC’s employees restricted stock units that will vest based upon the actual, cumulative Adjusted OIBDA (as defined in Note 12) achieved by Starz during a three year performance period beginning on January 1, 2015 and ending on December 31, 2017 (“Performance Period”), compared to a target cumulative Adjusted OIBDA during the Performance Period specified by the Starz compensation committee. Potential vesting of the restricted stock units ranges from a threshold of 50% of the target award if Starz’s actual three-year cumulative Adjusted OIBDA equals 90% of the targeted amount, to a maximum of 200% of the target award if Starz’s actual three-year cumulative Adjusted OIBDA equals or exceeds 120% of the targeted amount. Results between threshold, target and maximum will be interpolated on a straight line basis. Each restricted stock unit provides the right to receive, in those specified circumstances, one share of Starz Series A common stock. Based upon the target for the Performance Period, the number of restricted stock units representing the threshold, target and maximum were 53,535 units, 107,070 units and 214,140 units, respectively (which are not reflected in the table above).

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

As mentioned in Note 1, in October 2015, Starz, LLC acquired Weinstein’s 25% interest in Starz Media. As a result, Starz Media became a single-member LLC of Starz, LLC and 100% of its activity will be included in Starz’s federal and state income tax returns for periods subsequent to the acquisition.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Income tax expense consisted of the following (in millions):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$111.3	$110.6	$119.2
State and local	10.4	7.6	9.3
Foreign	2.4	3.3	2.5
	124.1	121.5	131.0
Deferred:
Federal	(14.8)	14.9	0.5
State and local	2.2	4.4	7.9
	(12.6)	19.3	8.4
	$111.5	$140.8	$139.4

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in millions):

	Years ended December 31,
	2015	2014	2013
Computed expected tax expense	$121.8	$143.4	$136.2
State and local income taxes, net of federal income taxes	7.4	8.0	11.5
Deduction for qualified production activity	(9.5)	(10.4)	(12.6)
Uncertain tax positions	(8.4)	—	—
Settlements with tax authorities	6.6	—	—
Change in subsidiary tax status	(4.7)	—	0.8
Change in valuation allowance affecting tax expense	(0.8)	1.2	3.0
Foreign taxes, net of foreign tax credit	(0.2)	(0.7)	0.9
Other, net	(0.7)	(0.7)	(0.4)
	$111.5	$140.8	$139.4
Internal Revenue Code Section 199 (“Section 199”) allows U.S. taxpayers a deduction for qualified domestic production activities.  Generally, the deduction is equal to 9% of the net income from such activities (subject to certain limitations).  Starz, LLC recorded tax benefits of $9.5 million, $10.4 million and $12.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, under Section 199.
During 2015, Starz, LLC remitted $6.6 million to the Internal Revenue Service with respect to a settlement of its Section 199 deduction for the year ended December 31, 2013. In addition, Starz, LLC recognized an income tax benefit of $8.4 million due to the expiration of the statute of limitations related to an uncertain tax position.
As a result of the acquisition of Weinstein’s 25% interest in Starz Media in October 2015, Starz Media converted from a partnership to a single-member LLC of Starz, LLC for income tax purposes. As a consequence, the deferred tax asset recorded for the difference between the book basis and tax basis of Starz, LLC’s investment in Starz Media was retired and a deferred tax asset for Starz Media’s net deductible temporary differences was recorded, which was primarily related to allowance for doubtful accounts and intangible assets. The income tax benefit of the conversion was $4.7 million.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 were as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Accrued stock compensation	$22.5	$16.8
Intangible assets	14.5	—
Allowance for doubtful accounts	13.2	—
Tax loss and credit carryforwards	4.6	7.1
Investments	0.7	32.3
Other future deductible amounts	5.6	1.1
	61.1	57.3
Valuation allowance	(1.8)	(2.6)
	59.3	54.7
Deferred tax liabilities:
Property and equipment	(13.9)	(15.0)
Investment in films and television programs	(24.2)	(32.6)
Program rights	—	(7.3)
	(38.1)	(54.9)
Deferred income taxes, net	$21.2	$(0.2)

The changes in uncertain tax positions were as follows:

	December 31,
	2015	2014
Balance at beginning of year	$—	$—
Additions	13.6	—
Settlements and lapses	(13.6)	—
Balance at end of year	$—	$—

As of December 31, 2015, Starz had no accrued interest and penalties recorded related to uncertain tax positions.

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

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The unpaid balance for film rights related to films that were available for exhibition at December 31, 2015 is reflected in accrued liabilities and in other liabilities in the accompanying consolidated balance sheets. As of December 31, 2015, such liabilities aggregated approximately $88.9 million and are payable as follows: $67.8 million in 2016, $10.5 million in 2017, $4.1 million in 2018, $6.0 million in 2019, $0.4 million in 2020 and $0.1 million thereafter.

The estimated amounts payable under programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony and Disney agreements, which have not been accrued as of December 31, 2015, are as follows: $256.0 million in 2016; $109.4 million in 2017; $99.6 million in 2018; $87.9 million in 2019, $66.5 million in 2020 and $111.2 million thereafter.

Starz, LLC is also obligated to pay fees for films that have not yet been released in theaters by Sony. Starz, LLC is unable to estimate the amounts to be paid to Sony for films that have not yet been released, however, such amounts are expected to be significant.

Amortization of program rights was $607.2 million, $555.7 million and $581.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in programming costs in the accompanying consolidated statements of operations.

Operating Leases

Starz, LLC leases office facilities, back-up transponder capacity and certain other equipment under operating lease arrangements. Rental expense under such arrangements amounted to $6.4 million, $7.2 million and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Such amounts are included in operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations.

The future minimum payments under noncancelable operating leases at December 31, 2015 were as follows (in millions):

2016	$3.9
2017	2.3
2018	2.2
2019	1.6
2020	0.7
Thereafter	0.1
$10.8

Foreign Currency Hedge Contracts

Starz, LLC has entered into foreign currency hedge contracts to manage its foreign currency risk in connection with certain original series produced in South Africa and New Zealand. Starz, LLC has committed to pay US$11.2 million for ZAR142.4 million and US$16.6 million for NZD25.2 million during 2016.

Guarantee

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

Legal Proceedings

On October 29, 2015, Keno Thomas, a former Starz Entertainment employee, filed a complaint in Los Angeles County Superior Court against Starz, Starz, LLC, Starz Entertainment (collectively, “Starz Parties”) and Liberty Media, and certain individual defendants. The plaintiff alleges that the Starz Parties and certain of the other defendants engaged in

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

retaliation, wrongful termination of employment, failure to prevent retaliation and intentional infliction of emotional distress, all in connection with the plaintiff’s employment with Starz Entertainment. The plaintiff seeks compensatory, emotional distress and punitive damages, interest and an award of reasonable attorneys’ fees. On November 30, 2015, defendants removed this case to the United States District Court for the Central District of California. On December 7, 2015, the defendants moved to dismiss Mr. Albrecht and Liberty Media and to dismiss various causes of action against the Starz Parties and Mr. Thornton, and to strike portions of the complaint. These motions are scheduled for hearing on February 29, 2016. In February 2016, the parties stipulated to dismiss Starz and Starz, LLC without prejudice and to dismiss Liberty Media with prejudice.

On November 9, 2015, a purported class action was commenced in the U.S. District Court for the Central District of California by Pierre Bolduc, against Starz and certain individual defendants. The plaintiff purports to represent a class of persons who purchased shares of Starz common stock between August 1, 2014 and October 29, 2015. Citing allegations in the lawsuit filed by Keno Thomas, described above, the plaintiff alleges that the defendants violated applicable federal securities laws by making materially false and misleading statements and failing to disclose that: (a) Starz lacked adequate internal controls; (b) Starz, LLC’s contract with a certain Distributor was a result of illicit business practices; and (c) as a result, Starz’s public statements were materially false and misleading and lacked a reasonable basis. The complaint alleges that the price of shares of Starz’s common stock fell as a result of the Keno Thomas lawsuit. The plaintiff seeks damages, interest, reasonable attorneys’ fees and costs. On February 11, 2016, the District Court entered an Order appointing Lucille Theroux as Lead Plaintiff and Approving Glancy Prongay & Murray LLP, as Counsel, and thereafter the Court formally changed the case name to Theroux v. Starz, et al.

Starz, LLC, believes it has substantial defenses to the claims asserted, is defending these actions vigorously, and does not believe that the resolution of these remaining cases will have a material adverse effect on its business, financial condition or results of operations.

In the normal course of business, Starz, LLC is subject to other lawsuits and other claims, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. While it is not possible to predict the outcome of these other matters, it is the opinion of management, based upon consultation with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on Starz, LLC’s business, financial condition or results of operations.

Note 11 – Other Information

Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information was as follows (in millions):

	Years ended December 31,
	2015	2014	2013
Cash paid for interest, net of amounts capitalized	$43.7	$44.0	$43.4
Cash paid for income taxes	$124.7	$107.9	$184.4
Distribution of corporate office building to Old LMC	$—	$—	$45.7
Capital lease with subsidiary of Liberty Media	$—	$—	$44.8
Tax attributes related to LMC Spin-Off	$—	$—	$11.5

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Allowance for Trade Receivables
Changes in the allowance for trade receivables were as follows (in millions):

Description	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts(1)	Deductions(2)	Balance at end of period
Year ended December 31, 2015:
Reserves:
Allowance for doubtful accounts	$1.1	$(0.4)	$—	$(0.1)	$0.6
Allowance for sales returns	40.8	—	99.4	(105.6)	34.6
	$41.9	$(0.4)	$99.4	$(105.7)	$35.2
Year ended December 31, 2014:
Reserves:
Allowance for doubtful accounts	$1.1	$3.4	$—	$(3.4)	$1.1
Allowance for sales returns	31.7	—	126.5	(117.4)	40.8
	$32.8	$3.4	$126.5	$(120.8)	$41.9
Year ended December 31, 2013:
Reserves:
Allowance for doubtful accounts	$0.3	$0.8	$—	$—	$1.1
Allowance for sales returns	34.7	—	141.4	(144.4)	31.7
	$35.0	$0.8	$141.4	$(144.4)	$32.8

(1)
Charges for doubtful accounts are included in selling, general and administrative expense and charges for sales returns are recorded against revenue. During the year ended December 31, 2015, an account receivable previously written off was collected and resulted in a credit balance for amounts charged to costs and expenses.

(2)	Actual home video returns, uncollectible accounts written off and foreign currency exchange rate changes.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Other Current Assets

Other current assets consisted of the following (in millions):

	December 31,
	2015	2014
Income tax receivable	$44.1	$29.8
Other	46.0	40.3
	$90.1	$70.1

Investment in Equity Affiliate

During the year ended December 31, 2014, Starz invested $19.1 million for an approximate 40% interest in Playco Holdings Limited (“Playco”) and during the year ended December 31, 2015, made advances to Playco totaling $6.3 million. Playco began offering a STARZ-branded online SVOD service in the Middle East and North Africa during 2015. Starz accounts for its investment in Playco using the equity method of accounting. Such investment is included in other assets, net in the accompanying consolidated balance sheets.

Goodwill

There were no changes in the carrying amount of goodwill, all of which relates to Starz Networks, during the years ended December 31, 2015 and 2014. As of December 31, 2015, the accumulated impairment loss was $1,718.9 million, of which $1,396.7 million relates to Starz Networks and $322.2 million to Starz Distribution.

Advertising and Marketing

Starz, LLC’s total advertising costs were $116.1 million, $110.4 million and $113.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total marketing costs were $41.1 million, $33.9 million and $35.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Foreign Currency Translation

The balances of accumulated foreign currency translation adjustments, net of income taxes, included in the consolidated statements of member’s interest and noncontrolling interest were $(1.5) million and ($2.3) million as of December 31, 2015 and 2014, respectively, and represented the total amount of accumulated other comprehensive loss as of each date.

Major Customers and Suppliers

Two Starz Networks’ Distributors each accounted for more than 10% of Starz’s total revenue and together accounted for 41%, 36% and 34% of Starz, LLC’s total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. There were no other Distributors or other customers that accounted for more than 10% of revenue in any year. Starz’s premium networks and services are provided to these Distributors pursuant to affiliation agreements with varying terms.

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

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Foreign Operations

Revenue generated outside of the U.S. represented 5%, 4% and 5% of consolidated revenue for each of the years ended December 31, 2015, 2014 and 2013, respectively.  Net long-lived assets outside the U.S. were less than 1% of consolidated net long-lived assets as of December 31, 2015 and 2014.

Note 12 – Information about Operating Segments

Starz, LLC evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as Adjusted OIBDA. Adjusted OIBDA is defined as revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses and selling, general and administrative expenses, but excluding all stock compensation expense. Starz, LLC’s chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate its operating segments’ performance and make decisions about allocating resources among its operating segments. Starz, LLC believes that Adjusted OIBDA is an important indicator of the operational strength and performance of its operating segments, including each operating segment’s ability to assist Starz, LLC in servicing its debt and to fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance.

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
The reconciliation of Adjusted OIBDA to income before income taxes was as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Consolidated Adjusted OIBDA	$461.6	$501.7	$476.9
Stock compensation	(32.9)	(30.6)	(34.3)
Depreciation and amortization	(19.0)	(19.4)	(17.4)
Interest expense, net of amounts capitalized	(46.0)	(46.5)	(45.0)
Other income (expense), net	(15.7)	4.6	9.0
Income before income taxes	$348.0	$409.8	$389.2

Starz, LLC’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different technologies, content delivery methods and marketing strategies. Starz, LLC identifies its reportable segments as those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets. Starz Networks and Starz Distribution have been identified as reportable segments, however, as Starz, LLC had three operating segments, Starz Animation was also reported. As mentioned in Note 1, Starz, LLC sold 100% of its wholly-owned subsidiary Film Roman, which made up 100% of the Starz Animation operating segment, in October 2015. Starz, LLC generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Performance Measures (in millions):

	Years Ended December 31,
	2015	2014	2013
Revenue:
Starz Networks	$1,324.4	$1,312.0	$1,297.7
Starz Distribution	353.8	321.5	449.5
Starz Animation	24.6	31.7	32.5
Inter-segment eliminations	(2.7)	(1.3)	(2.2)
	$1,700.1	$1,663.9	$1,777.5

Adjusted OIBDA:
Starz Networks	$428.6	$496.4	$456.2
Starz Distribution	36.1	7.5	24.0
Starz Animation	(1.5)	(2.7)	(2.6)
Inter-segment eliminations	(1.6)	0.5	(0.7)
	$461.6	$501.7	$476.9

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Other Information (in millions):

	Years Ended December 31,
	2015	2014	2013
Cash paid for investment in films and television programs:
Starz Networks	$246.8	$227.9	$125.2
Starz Distribution	102.3	161.6	177.3
Starz Animation	—	—	—
Inter-segment eliminations	—	—	—
	$349.1	$389.5	$302.5

	December 31,
	2015	2014
Total assets:
Starz Networks	$1,365.9	$1,347.2
Starz Distribution	166.8	173.5
Starz Animation	—	2.4
Other unallocated assets (primarily cash, deferred taxes and other assets, including income tax receivables and the commercial lease for Starz, LLC’s corporate headquarters facility)	109.7	92.0
Inter-segment eliminations	(78.2)	(52.7)
	$1,564.2	$1,562.4

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
December 31, 2015, 2014 and 2013

The following tables set forth the consolidating financial information of Starz, LLC, which includes the financial information of Starz Entertainment, the guarantor:

Consolidating Balance Sheet Information – As of December 31, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$5.5	$0.5	$4.7	$—	$10.7
Trade accounts receivable, net	212.4	—	40.5	—	252.9
Program rights	317.9	—	—	(1.8)	316.1
Note receivable from affiliate	72.1	—	—	(72.1)	—
Other current assets	35.2	48.6	6.3	—	90.1
Total current assets	643.1	49.1	51.5	(73.9)	669.8
Program rights	341.8	—	—	(5.9)	335.9
Investment in films and television programs, net	173.6	—	42.0	—	215.6
Property and equipment, net	48.6	40.3	0.3	—	89.2
Deferred income taxes	(17.4)	4.5	32.5	1.6	21.2
Goodwill	131.8	—	—	—	131.8
Other assets, net	44.4	—	56.3	—	100.7
Investment in consolidated subsidiaries	—	2,171.5	—	(2,171.5)	—
Total assets	$1,365.9	$2,265.4	$182.6	$(2,249.7)	$1,564.2

Liabilities and Member’s Interest (Deficit)
Current liabilities:
Current portion of debt	$5.0	$0.6	$—	$—	$5.6
Trade accounts payable	7.3	—	0.7	—	8.0
Accrued liabilities	176.8	16.8	84.8	(10.7)	267.7
Note payable due to affiliate	—	—	72.1	(72.1)	—
Due to (from) affiliates	(1,028.9)	1,014.7	14.2	—	—
Deferred revenue	—	—	10.7	(0.4)	10.3
Total current liabilities	(839.8)	1,032.1	182.5	(83.2)	291.6
Debt	989.7	1,015.6	—	(973.1)	1,032.2
Other liabilities	22.3	—	5.4	(5.0)	22.7
Total liabilities	172.2	2,047.7	187.9	(1,061.3)	1,346.5

Member’s interest (deficit)	1,193.7	217.7	(5.3)	(1,188.4)	217.7
Total liabilities and member’s interest (deficit)	$1,365.9	$2,265.4	$182.6	$(2,249.7)	$1,564.2

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Balance Sheet Information – As of December 31, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Assets
Current assets:
Cash and cash equivalents	$8.7	$0.3	$4.4	$—	$13.4
Trade accounts receivable, net	224.3	—	24.8	—	249.1
Program rights	304.4	—	—	(0.9)	303.5
Note receivable from affiliate	45.9	—	—	(45.9)	—
Other current assets	26.9	29.9	13.3	—	70.1
Total current assets	610.2	30.2	42.5	(46.8)	636.1
Program rights	317.2	—	—	(5.9)	311.3
Investment in films and television programs, net	202.7	—	116.8	—	319.5
Property and equipment, net	47.4	41.9	0.5	—	89.8
Goodwill	131.8	—	—	—	131.8
Other assets, net	37.9	—	36.0	—	73.9
Investment in consolidated subsidiaries	—	1,820.9	—	(1,820.9)	—
Total assets	$1,347.2	$1,893.0	$195.8	$(1,873.6)	$1,562.4

Liabilities and Member’s Interest (Deficit) and Noncontrolling Interests
Current liabilities:
Current portion of debt	$4.7	$0.6	$—	$—	$5.3
Trade accounts payable	7.8	—	2.3	—	10.1
Accrued liabilities	171.0	18.3	148.9	(10.8)	327.4
Note payable due to affiliate	—	—	45.9	(45.9)	—
Due to (from) affiliates	(742.7)	730.1	12.6	—	—
Deferred revenue	—	—	7.4	—	7.4
Total current liabilities	(559.2)	749.0	217.1	(56.7)	350.2
Debt	1,121.2	1,142.7	—	(1,099.6)	1,164.3
Deferred income taxes	31.4	(38.5)	—	7.3	0.2
Other liabilities	6.0	—	7.2	(5.3)	7.9
Total liabilities	599.4	1,853.2	224.3	(1,154.3)	1,522.6

Member’s interest (deficit)	747.8	48.5	(28.5)	(719.3)	48.5
Noncontrolling interests in subsidiaries	—	(8.7)	—	—	(8.7)
Total member’s interest (deficit) and noncontrolling interests	747.8	39.8	(28.5)	(719.3)	39.8
Total liabilities and member’s interest (deficit) and noncontrolling interests	$1,347.2	$1,893.0	$195.8	$(1,873.6)	$1,562.4

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Statement of Operations Information – For the Year Ended December 31, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$1,407.6	$—	$148.4	$(19.3)	$1,536.7
Home video net sales	17.1	—	149.7	(3.4)	163.4
Total revenue	1,424.7	—	298.1	(22.7)	1,700.1

Costs and expenses:
Programming (including amortization)	656.9	—	—	(1.2)	655.7
Production and acquisition (including amortization)	41.9	—	165.2	—	207.1
Home video cost of sales	10.6	—	36.4	(3.4)	43.6
Operating	38.7	—	27.2	(16.6)	49.3
Selling, general and administrative	245.6	7.8	62.3	—	315.7
Depreciation and amortization	16.0	1.5	1.5	—	19.0
Total costs and expenses	1,009.7	9.3	292.6	(21.2)	1,290.4

Operating income (loss)	415.0	(9.3)	5.5	(1.5)	409.7

Other income (expense):
Interest expense, net of amounts capitalized	(42.9)	(50.3)	—	47.2	(46.0)
Interest income (expense), related party	9.7	—	(9.7)	—	—
Other expense, net	(1.9)	(3.4)	(10.9)	0.5	(15.7)
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	379.9	(63.0)	(15.1)	46.2	348.0

Income tax benefit (expense)	(137.9)	7.6	26.5	(7.7)	(111.5)
Share of earnings of consolidated subsidiaries	—	291.9	—	(291.9)	—

Net income	242.0	236.5	11.4	(253.4)	236.5

Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)

Net income attributable to member	$242.0	$236.1	$11.4	$(253.4)	$236.1

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Statement of Comprehensive Income Information – For the Year Ended December 31, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$242.0	$236.5	$11.4	$(253.4)	$236.5

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	—	1.0	1.1	(1.1)	1.0

Comprehensive income	242.0	237.5	12.5	(254.5)	237.5

Comprehensive income attributable to noncontrolling interests	—	(0.6)	—	—	(0.6)

Comprehensive income attributable to member	$242.0	$236.9	$12.5	$(254.5)	$236.9

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Statement of Operations Information – For the Year Ended December 31, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$1,344.7	$—	$130.6	$(7.8)	$1,467.5
Home video net sales	18.1	—	182.0	(3.7)	196.4
Total revenue	1,362.8	—	312.6	(11.5)	1,663.9

Costs and expenses:
Programming (including amortization)	602.4	—	—	(1.8)	600.6
Production and acquisition (including amortization)	20.0	—	158.7	—	178.7
Home video cost of sales	13.5	—	50.2	(3.7)	60.0
Operating	25.3	—	35.5	(6.5)	54.3
Selling. general and administrative	223.9	7.6	67.7	—	299.2
Depreciation and amortization	15.3	1.5	2.6	—	19.4
Total costs and expenses	900.4	9.1	314.7	(12.0)	1,212.2

Operating income (loss)	462.4	(9.1)	(2.1)	0.5	451.7

Other income (expense):
Interest expense, net of amounts capitalized	(43.2)	(49.1)	(0.1)	45.9	(46.5)
Interest income (expense), related party	1.7	—	(1.7)	—	—
Other income (expense), net	(0.7)	—	5.3	—	4.6
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	420.2	(58.2)	1.4	46.4	409.8

Income tax benefit (expense)	(145.0)	24.1	(3.6)	(16.3)	(140.8)
Share of earnings of consolidated subsidiaries	—	303.1	—	(303.1)	—

Net income (loss)	275.2	269.0	(2.2)	(273.0)	269.0

Net loss (income) attributable to noncontrolling interests	—	2.3	(0.1)	0.1	2.3

Net income (loss) attributable to member	$275.2	$271.3	$(2.3)	$(272.9)	$271.3

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Statement of Comprehensive Income Information – For the Year Ended December 31, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income (loss)	$275.2	$269.0	$(2.2)	$(273.0)	$269.0

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	—	2.7	2.6	(2.6)	2.7

Comprehensive income	275.2	271.7	0.4	(275.6)	271.7

Comprehensive loss (income) attributable to noncontrolling interests	—	1.6	(0.1)	0.1	1.6

Comprehensive income attributable to member	$275.2	$273.3	$0.3	$(275.5)	$273.3

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Statement of Operations Information – For the Year Ended December 31, 2013
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Revenue:
Programming networks and other services	$1,329.7	$—	$159.8	$(8.5)	$1,481.0
Home video net sales	34.9	—	268.6	(7.0)	296.5
Total revenue	1,364.6	—	428.4	(15.5)	1,777.5

Costs and expenses:
Programming (including amortization)	635.4	—	—	(1.5)	633.9
Production and acquisition (including amortization)	24.1	—	244.5	—	268.6
Home video cost of sales	20.2	—	57.9	(7.0)	71.1
Operating	23.8	—	37.4	(6.3)	54.9
Selling, general and administrative	224.8	6.5	75.1	—	306.4
Depreciation and amortization	12.9	1.5	3.0	—	17.4
Total costs and expenses	941.2	8.0	417.9	(14.8)	1,352.3

Operating income (loss)	423.4	(8.0)	10.5	(0.7)	425.2

Other income (expense):
Interest expense, net of amounts capitalized	(42.1)	(46.2)	(0.1)	43.4	(45.0)
Interest income (expense), related party	2.2	—	(2.2)	—	—
Other income, net	8.5	—	9.0	(8.5)	9.0
Income (loss) before income taxes and share of earnings of consolidated subsidiaries	392.0	(54.2)	17.2	34.2	389.2

Income tax benefit (expense)	(136.1)	10.2	(1.6)	(11.9)	(139.4)
Share of earnings of consolidated subsidiaries	—	293.8	—	(293.8)	—

Net income	255.9	249.8	15.6	(271.5)	249.8

Net income attributable to noncontrolling interests	—	(2.5)	—	—	(2.5)

Net income attributable to member	$255.9	$247.3	$15.6	$(271.5)	$247.3

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Statement of Comprehensive Income Information – For the Year Ended December 31, 2013
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Net income	$255.9	$249.8	$15.6	$(271.5)	$249.8

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	—	0.1	—	—	0.1

Comprehensive income	255.9	249.9	15.6	(271.5)	249.9

Comprehensive income attributable to noncontrolling interests	—	(2.4)	—	—	(2.4)

Comprehensive income attributable to member	$255.9	$247.5	$15.6	$(271.5)	$247.5

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Statement of Cash Flows’ Information – For the Year Ended December 31, 2015
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income	$242.0	$236.5	$11.4	$(253.4)	$236.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16.0	1.5	1.5	—	19.0
Amortization of program rights	608.4	—	—	(1.2)	607.2
Program rights payments	(410.6)	—	—	2.2	(408.4)
Amortization of investment in films and television programs	39.1	—	116.0	—	155.1
Investment in films and television programs	(246.8)	—	(102.3)	—	(349.1)
Stock compensation	29.7	0.9	2.3	—	32.9
Share of earnings of consolidated subsidiaries	—	(291.9)	—	291.9	—
Deferred income taxes	(14.0)	33.9	(32.0)	(0.5)	(12.6)
Other non-operating and non-cash items	4.1	5.8	7.2	(2.9)	14.2
Changes in assets and liabilities:
Current and other assets	(4.1)	(18.5)	(35.0)	0.9	(56.7)
Payables and other liabilities	66.2	(18.4)	1.7	(37.0)	12.5
Due to / from affiliates	(61.5)	48.9	12.6	—	—
Net cash provided by (used in) operating activities	268.5	(1.3)	(16.6)	—	250.6
Investing activities:
Purchases of property and equipment	(17.2)	—	—	—	(17.2)
Investment in equity investee	—	—	(6.3)	—	(6.3)
Net cash used in investing activities	(17.2)	—	(6.3)	—	(23.5)
Financing activities:
Borrowings of debt	—	840.0	—	—	840.0
Payments of debt	(4.6)	(964.6)	—	—	(969.2)
Debt issuance costs	—	(5.0)	—	—	(5.0)
Distributions to parent related to repurchases of common stock	—	(104.1)	—	—	(104.1)
Contributions from parent related to exercise of stock options	—	16.0	—	—	16.0
Borrowings under notes payable to affiliate	(111.5)	—	111.5	—	—
Repayments under notes payable to affiliate	85.7	—	(85.7)	—	—
Net advances to / from affiliate	(224.6)	224.6	—	—	—
Minimum withholding of taxes related to stock compensation	(17.8)	—	(2.6)	—	(20.4)
Excess tax benefit from stock compensation	18.3	1.6	—	—	19.9
Acquisition of noncontrolling interest	—	(7.0)	—	—	(7.0)
Net cash provided by (used in) financing activities	(254.5)	1.5	23.2	—	(229.8)

Net increase (decrease) in cash and cash equivalents	(3.2)	0.2	0.3	—	(2.7)
Cash and cash equivalents:
Beginning of year	8.7	0.3	4.4	—	13.4
End of year	$5.5	$0.5	$4.7	$—	$10.7
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(13.6)	$47.9	$9.4	$—	$43.7
Cash paid for income taxes	$131.2	$(7.5)	$1.0	$—	$124.7

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Statement of Cash Flows’ Information – For the Year Ended December 31, 2014
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income (loss)	$275.2	$269.0	$(2.2)	$(273.0)	$269.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.3	1.5	2.6	—	19.4
Amortization of program rights	557.5	—	—	(1.8)	555.7
Program rights payments	(391.1)	—	—	2.0	(389.1)
Amortization of investment in films and television programs	20.0	—	110.0	—	130.0
Investment in films and television programs	(229.4)	—	(160.1)	—	(389.5)
Stock compensation	27.4	1.1	2.1	—	30.6
Share of earnings of consolidated subsidiaries	—	(303.1)	—	303.1	—
Deferred income taxes	16.7	2.4	—	0.2	19.3
Other non-operating and non-cash items	4.0	2.4	6.4	(2.4)	10.4
Changes in assets and liabilities:
Current and other assets	(54.1)	(6.1)	31.9	(0.7)	(29.0)
Payables and other liabilities	41.7	(14.4)	(20.2)	(27.4)	(20.3)
Due to / from affiliates	(58.2)	46.8	11.4	—	—
Net cash provided by (used in) operating activities	225.0	(0.4)	(18.1)	—	206.5
Investing activities:
Purchases of property and equipment	(11.0)	—	(0.2)	—	(11.2)
Investment in equity investee	—	—	(19.1)	—	(19.1)
Cash received from equity investee	—	—	10.7	—	10.7
Net cash used in investing activities	(11.0)	—	(8.6)	—	(19.6)
Financing activities:
Borrowings of debt	—	515.5	—	—	515.5
Payments of debt	(4.4)	(390.5)	—	—	(394.9)
Distributions to parent related to repurchases of common stock	—	(328.3)	—	—	(328.3)
Contributions from parent related to exercise of stock options	—	9.6	—	—	9.6
Borrowings under notes payable to affiliate	(91.9)	—	91.9	—	—
Repayments under notes payable to affiliate	63.8	—	(63.8)	—	—
Net advances to / from affiliate	(193.2)	193.2	—	—	—
Minimum withholding of taxes related to stock compensation	(13.0)	—	(1.5)	—	(14.5)
Excess tax benefit from stock compensation	12.6	0.8	—	—	13.4
Net cash provided by (used in) financing activities	(226.1)	0.3	26.6	—	(199.2)

Net increase (decrease) in cash and cash equivalents	(12.1)	(0.1)	(0.1)	—	(12.3)
Cash and cash equivalents:
Beginning of year	20.8	0.4	4.5	—	25.7
End of year	$8.7	$0.3	$4.4	$—	$13.4
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(4.3)	$46.7	$1.6	$—	$44.0
Cash paid for income taxes	$114.9	$(7.5)	$0.5	$—	$107.9

Starz, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Consolidating Statement of Cash Flows’ Information – For the Year Ended December 31, 2013
(in millions)
	Starz Entertainment, LLC (Guarantor)		Starz Media and Other Businesses (Non-Guarantors)
		Starz, LLC Parent Only (Co-Issuer)		Eliminations	Consolidated Starz, LLC
Operating activities:
Net income	$255.9	$249.8	$15.6	$(271.5)	$249.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.9	1.5	3.0	—	17.4
Amortization of program rights	582.6	—	—	(1.5)	581.1
Program rights payments	(401.4)	—	—	1.5	(399.9)
Amortization of investment in films and television programs	29.5	—	182.9	—	212.4
Investment in films and television programs	(125.2)	—	(177.3)	—	(302.5)
Stock compensation	31.5	0.8	2.0	—	34.3
Share of earnings of consolidated subsidiaries	—	(293.8)	—	293.8	—
Deferred income taxes	3.1	5.5	—	(0.2)	8.4
Other non-operating and non-cash items	3.7	2.4	1.9	(2.3)	5.7
Changes in assets and liabilities:
Current and other assets	(2.9)	(23.8)	(35.0)	0.6	(61.1)
Payables and other liabilities	22.0	(5.2)	10.3	(20.4)	6.7
Due to / from affiliates	(104.8)	67.7	(2.4)	—	(39.5)
Net cash provided by operating activities	306.9	4.9	1.0	—	312.8
Investing activities – purchases of property and equipment	(14.4)	—	(0.4)	—	(14.8)
Financing activities:
Borrowings of debt	—	1,197.0	—	—	1,197.0
Payments of debt	(4.1)	(717.5)	—	—	(721.6)
Debt issuance costs	—	(2.4)	—	—	(2.4)
Distributions to parent related to repurchases of common stock	—	(289.9)	—	—	(289.9)
Distributions to parent	(600.0)	600.0	—	—	—
Borrowings under notes payable to affiliate	(69.2)	—	69.2	—	—
Repayments under notes payable to affiliate	77.5	—	(77.5)	—	—
Net advances to / from affiliate	(407.4)	407.4	—	—	—
Minimum withholdings of taxes related to stock compensation	(8.7)	—	(1.1)	—	(9.8)
Excess tax benefit from stock compensation	4.7	—	—	—	4.7
Distributions to Old LMC	—	(1,200.0)	—	—	(1,200.0)
Net cash used in financing activities	(1,007.2)	(5.4)	(9.4)	—	(1,022.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net decrease in cash and cash equivalents	(714.7)	(0.5)	(8.9)	—	(724.1)
Cash and cash equivalents:
Beginning of year	735.5	0.9	13.4	—	749.8
End of year	$20.8	$0.4	$4.5	$—	$25.7
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(3.5)	$44.5	$2.4	$—	$43.4
Cash paid for income taxes	$164.8	$19.1	$0.5	$—	$184.4
Distribution of corporate office building to Old LMC	$45.7	$—	$—	$—	$45.7
Capital lease with subsidiary of Liberty Media	$—	$44.8	$—	$—	$44.8
Tax attributes related to LMC Spin-Off	$—	$11.3	$0.2	$—	$11.5

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
10.1
Credit Agreement, dated as of November 16, 2011 among Starz, LLC, as the borrower, the lenders from time to time party thereto, the Bank of Nova Scotia, as administrative agent, Suntrust Bank, as syndication agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the S-4)

10.2
Credit Agreement, dated as of April 20, 2015 among Starz, LLC, as the borrower, the Bank of Nova Scotia, as administrative agent, and the other parties named therein (incorporated by reference to Exhibit 4.1 to Starz, LLC’s Current Report on Form 8-K (File No. 333-184551), filed with the Securities and Exchange Commission on April 24, 2015)

10.3
Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 10.1 to the Starz 8-K)

10.4
Services Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to the Starz 8-K)

10.5
Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz (f/k/a Liberty Media Corporation) and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)

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

E-1